Form 10-Q
period 1996-03-31
WORLDTEX INC
filed 1996-05-14
CIK 892604

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996
Commission file number 1-11438


                                WORLDTEX, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                          56-1789271
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

212 12th Avenue, N.E., Hickory, North Carolina                   28601
(Address of principal executive offices)                       (Zip Code)

                                (704) 328-5381
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Date                        Class                   Shares Outstanding
- - --------------                ------------              ------------------
March 31, 1996                Common Stock                  14,475,571



                                WORLDTEX, INC.

                                     INDEX
                                     -----

                                                                    Page Number
                                                                    -----------

PART I  -  Financial Information

        Consolidated Balance Sheets at March 31, 1996 (Unaudited)      1
        and December 31, 1995

        Consolidated Statements of Income (Unaudited) for the          2
        Three Months Ended March 31, 1996 and 1995

        Consolidated Statements of Cash Flows (Unaudited) for the      3
        Three Months Ended March 31, 1996 and 1995

        Notes to Consolidated Financial Statements (Unaudited)         4

        Management's Discussion and Analysis of Financial              5-6
        Condition and Results of Operations

PART II -  Other Information                                           7


                                WORLDTEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                            March 31,         December 31,
                                                               1996               1995
                                                             --------         ------------
                                                           (Unaudited)
                  ASSETS
Current assets:
 Cash                                                      $   4,497           $   1,845
 Accounts and notes receivable, less allowance
  for doubtful accounts of $2,653 in 1996 and
  $2,623 in 1995                                              40,858              38,619

Inventories:
     Raw materials                                            12,083              12,728
     Work-in-process                                           6,270               5,429
     Finished goods                                           14,172              15,503
Prepaid expenses and other current assets                      1,697               1,756
                                                           ---------           ---------
     Total current assets                                     79,577              75,880
Property, plant and equipment, at cost:
     Land                                                      2,511               2,538
     Buildings and leasehold improvements                     29,382              29,729
     Machinery and equipment                                  84,662              84,598
                                                           ---------           ---------
                                                             116,555             116,865
     Less accumulated depreciation and amortization           33,103              32,874
                                                           ---------           ---------
     Property, plant and equipment - net                      83,452              83,991
Other assets                                                   5,582               4,724
Cost in excess of net assets of acquired businesses,
 net of accumulated amortization of $6,345 in 1996
 and $6,126 in 1995                                           29,059              29,794
                                                           ---------           ---------
                                                           $ 197,670           $ 194,389
                                                           =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                    $   1,413           $   2,179
 Accounts and notes payable - trade and other liabilities     24,440              25,510
 Income taxes payable                                          3,486               3,045
                                                           ---------           ---------
     Total current liabilities                                29,339              30,734
Long-term debt                                                73,544              69,441
Deferred income taxes                                         15,499              15,275
                                                           ---------           ---------
     Total liabilities                                       118,382             115,275

Stockholders' equity:
 Preferred stock                                                -                   -
 Common stock                                                    147                 147
 Paid-in capital                                              29,913              29,913
 Retained earnings                                            48,673              45,973
 Cumulative foreign translation adjustment                     1,466               3,817
 Treasury stock, at cost                                        (911)               (911)
                                                           ---------           ---------
Total stockholders' equity                                    79,288              78,939
Commitment and contingencies
                                                           ---------           ---------
                                                           $ 197,670           $ 194,389
                                                           =========           =========


         See accompanying notes to consolidated financial statements.


                                WORLDTEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          (Dollars and shares in thousands except per share amounts)
                                   UNAUDITED

                                                       Three Months Ended
                                                           March 31,
                                                     1996               1995
                                                     ----               ----
Net sales                                         $ 51,899           $ 46,395
Cost of goods sold                                  42,153             38,126
                                                  --------           --------
 Gross profit                                        9,746              8,269
Selling & administration expense                     3,840              3,624
                                                  --------           --------
 Operating profit                                    5,906              4,645
Interest expense                                    (1,530)            (1,281)
Other income (expense) - net                             3               (188)
                                                  --------           --------
 Income before income taxes                          4,379              3,176
Provision for income taxes                           1,679              1,038
 Net income                                       $  2,700           $  2,138
                                                  ========           ========
Net income per share                              $   0.19           $   0.15
                                                  ========           ========
Weighted average shares outstanding                 14,548             14,476
                                                  ========           ========

         See accompanying notes to consolidated financial statements.

                                WORLDTEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                   UNAUDITED

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995
                                                         ----          ----
Cash flows from operating activities:
Net income                                             $ 2,700       $ 2,138
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                       1,306         1,327
     Provision for losses on accounts receivable            82            35
     Deferred income taxes                                 464           350
     Change in assets and liabilities:
        Accounts and notes receivable                   (3,190)       (2,871)
        Inventories                                        619         1,400
        Prepaid expenses and other current assets           16          (930)
        Accounts and notes payable -
          trade and other current liabilities             (599)        1,515
        Income taxes payable                               533           254
                                                       -------       -------
        Net cash provided by operating activities        1,951         2,854
                                                       =======       =======
Cash flows from investing activities:
 Capital expenditures                                   (1,955)       (1,655)
Other investing activities                                (826)         (155)
                                                       -------       -------
        Net cash used in investing activities           (2,781)       (1,810)
                                                       -------       -------
Cash flows from financing activities:
 Borrowings under line of credit arrangements            1,035          -
 Payments under line of credit arrangements             (1,000)         -
 Borrowings under revolving credit facility             22,890         6,270
 Payments on revolving credit facility                 (19,360)       (5,090)
 Other debt payments and financing activities              (48)          437
                                                       -------       -------
        Net cash provided by financing activities        3,517         1,617
                                                       -------       -------
        Effects of exchange rate changes on cash           (35)          539
                                                       -------       -------
        Net increase in cash                             2,652         3,200
Cash at beginning of year                                1,845         3,151
                                                       -------       -------
Cash at end of period                                  $ 4,497       $ 6,351
                                                       =======       =======
Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
     Interest                                          $ 1,531       $ 1,892
                                                       =======       =======
     Income taxes                                      $ 1,014       $  (311)
                                                       =======       =======

         See accompanying notes to consolidated financial statements.

                                WORLDTEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1995. The December 31, 1995 amounts included in the financial statements are derived from December 31, 1995 audited financial statements and notes thereto.

                                WORLDTEX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------

Sales for three months ended March 31, 1996 were $51.9 million and earnings were $2.7 million compared with sales of $46.4 million and earnings of $2.1 million for the comparable period in 1995. Earnings per share were $.19 compared with $.15 in 1995.

The following table sets forth percentages which certain income and expense items bear to net sales:

                                                Three Months Ended
                                                     March 31,
                                             1996                1995
                                             ----                ----
Net sales                                   100.0%              100.0%
                                            ------              ------
Gross margin                                 18.8%               17.8%

Selling and administration expense            7.4%                7.8%
                                            ------              ------
 Operating profit                            11.4%               10.0%

Interest expense                             (3.0%)              (2.8%)

Other income (expense) - net                   -                  (.4%)
                                            ------              ------
Income before income taxes                    8.4%                6.8%
                                            ------              ------


For the three months ended March 31, 1996, sales increased by $5.5 million or 11.9% compared to the three months ended March 31, 1995.

Sales from North American operations decreased 7.4% for three months ended March 31, 1996 from the corresponding period in 1995. Sales from French operations increased 13.9% for the three months ended March 31, 1996 from the corresponding period in 1995. Fibrexa, Ltda., a manufacturer of covered yarn based in Bogota, Colombia, acquired by the Company in April, 1995, had sales of $3.5 million for the three months ended March 31, 1996 or 6.7% of consolidated sales.

The volume decreases for the first quarter of 1996 in North America resulted primarily because slower retail sales for pantyhose that contain covered yarn and continued competitive pressures caused by excess capacity. Sales from the French operations increased over the prior year same period due primarily to increased demand at the retail level for woven fabrics containing covered yarn. The increased value of the French Franc over the U.S. dollar also contributed to this improvement.

Gross profit margins increased primarily because the Company's fixed expenses were spread over higher sales. The increase was also attributable to the margin contributed by the Colombian operation. Selling and administrative expenses decreased as a percentage of net sales because the fixed component of these expenses were spread over a higher sales base.

Interest expense for the three months ending March 31, 1996, increased due to increased borrowings of revolving credit for capital requirements within the U.S. operations and increased borrowings resulting from the acquisition of Fibrexa.

                                WORLDTEX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The Company had an effective income tax rate of 38.3% for the three months ended March 31, 1996 compared to 32.7% for the same period in 1995. This increase results primarily from an increased tax rate in France from 33.33% to 36.67% enacted in July 1995.

Liquidity; Capital Resources
- - ----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

At March 31, 1996, $16.2 million was outstanding under the Company's Revolving Credit Agreement and approximately $18.8 million was available for future borrowings. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa Ltda., had available approximately $17.9 million, $1.1 million, and $1.6 million, respectively, under various bank lines of credit and overdraft facilities. The most restrictive covenant of the Company's Credit Agreement and Note Agreement limit short-term borrowings by the Company's subsidiaries to a total of approximately $14.6 million at March 31, 1996. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

Cash totaled $4.5 million at March 31, 1996, representing a net increase of $2.7 million for the three months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first three months of 1996, $2 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and other assets and liabilities. During the first three months of 1996, financing activities contributed $3.5 million, reflecting routine borrowings and repayments under the Company's lines of credit and revolving credit facility. During the first three months of 1996, $2.8 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1996 will aggregate approximately $11.5 million, primarily for the purchase of equipment.

Working capital was $50.2 million at March 31, 1996, and $45.1 million at December 31, 1995, reflecting an increase of $5.1 million and current ratios of
2.7 and 2.5 respectively, at March 31, 1996 and December 31, 1995.

                                WORLDTEX, INC.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     (a)    Exhibits

            Exhibit No.                Description
            -----------                -----------
            11.1                       Computation of net income per common
                                       and common equivalent shares.

            27.1                       Financial Data Schedule (filed with
                                       EDGAR only)


     (b)    Reports on Form 8-K

            During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WORLDTEX, INC.
                                               (Registrant)


Date May 14, 1996                       By   /s/ Richard J. Mackey
     ------------                            ---------------------
                                             Richard J. Mackey

                                             Chairman of the Board
                                             and Chief Financial Officer

                                                                   EXHIBIT 11.1

                                WORLDTEX, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                (Dollars in thousands except per share amounts)
                                   UNAUDITED

                                                       Three Months Ended
                                                           March 31,
                                                     1996              1995
                                                     ----              ----
Net income                                       $     2,700      $     2,138
                                                 ===========      ===========
Shares:
 Weighted average number of shares
   outstanding                                    14,475,571       14,475,571
 Assumed exercise of options                          71,986            -
                                                 -----------      -----------
 Total average number of common and
   common equivalent shares used for
   primary computation                            14,547,557       14,475,571
                                                 ===========      ===========
Primary earnings per share                       $      0.19      $      0.15
                                                 ===========      ===========
Shares:
 Weighted average number of shares
 outstanding                                      14,475,571       14,475,571
 Assumed exercise of options                          59,858            -
                                                 -----------      -----------
 Total average number of common and
   common equivalent shares used for
   fully diluted computation                      14,535,429       14,475,571
                                                 ===========      ===========
Fully diluted earnings per share                 $      0.19      $      0.15
                                                 ===========      ===========



Earnings per share are calculated based upon the weighted average number of common shares of outstanding and common equivalent shares during the year.
