Form 10-Q
period 1996-06-30
WORLDTEX INC
filed 1996-08-13
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996
Commission file number 1-11438


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

Yes X   No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Date                       Class                     Shares Outstanding
         ----                       -----                     ------------------
     June 30, 1996               Common Stock                      14,476,771



                                 WORLDTEX, INC.


                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------


PART I - Financial Information

Consolidated Balance Sheets at June 30,                                  1
1996 (Unaudited) and December 31, 1995

Consolidated Statements of Income                                        2
(Unaudited) for the Six Months and Three Months Ended
June 30, 1996 and 1995

Consolidated Statements of Cash Flows                                    3
(Unaudited) for the Six Months Ended June 30, 1996 and 1995

Notes to Consolidated Financial                                          4
Statements (Unaudited)

Management's Discussion and Analysis of                                  5-6
Financial Condition and Results of Operations


PART II - Other Information                                              7



                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      June 30,          December 31,
                                                                                        1996                1995
                                                                                        ----                ----
                                         ASSETS                                      (Unaudited)
Current assets:
   Cash                                                                              $    2,850         $    1,845
   Accounts and notes receivable, less allowance for doubtful accounts
     of $2,819 in 1996 and $2,623 in 1995                                                42,355             38,619
   Inventories:
     Raw materials                                                                       13,131             12,728
     Work-in-process                                                                      6,426              5,429
     Finished goods                                                                      15,364             15,503
   Prepaid expenses and other current assets                                              2,259              1,756
                                                                                     ----------         ----------
     Total current assets                                                                82,385             75,880

Property, plant and equipment, at cost:
     Land                                                                                 2,466              2,538
     Buildings and leasehold improvements                                                29,492             29,729
     Machinery and equipment                                                             90,031             84,598
                                                                                     ----------         ----------
                                                                                        121,989            116,865
     Less accumulated depreciation and amortization                                      33,762             32,874
                                                                                     ----------         ----------
     Property, plant and equipment - net                                                 88,227             83,991

Other assets                                                                              4,994              4,724
Cost in excess of net assets of acquired businesses, net of accumulated
     amortization of $6,568 in 1996 and $6,126 in 1995                                   28,438             29,794
                                                                                     ----------         ----------
                                                                                     $  204,044         $  194,389
                                                                                     ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                            $    1,300         $    2,179
   Accounts and notes payable - trade and other liabilities                              29,740             25,510
   Income taxes payable                                                                   1,337              3,045
                                                                                     ----------         ----------
     Total current liabilities                                                           32,377             30,734

Long-term debt                                                                           74,621             69,441
Deferred income taxes                                                                    15,984             15,275
                                                                                     ----------         ----------
     Total liabilities                                                                  122,982            115,450

Stockholders' equity:
   Preferred stock                                                                         -                  -
   Common stock                                                                             147                147
   Paid-in capital                                                                       29,918             29,913
   Retained earnings                                                                     51,899             45,973
   Cumulative foreign translation adjustment                                                  9              3,817
   Treasury stock, at cost                                                                 (911)              (911)
                                                                                     ----------         ----------
     Total stockholders' equity                                                          81,062             78,939

Commitments and contingencies
                                                                                     $  204,044         $  194,389
                                                                                     ==========         ==========

          See accompanying notes to consolidated financial statements.


                                 WORLDTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                    UNAUDITED


                                         Six Months Ended        Three Months Ended
                                              June 30,                  June 30,
                                         1996         1995         1996         1995
                                         ----         ----         ----         ----
Net sales                             $ 105,039    $  95,495    $  53,140    $  49,100
Cost of goods sold                       85,014       78,621       42,861       40,495
                                      ---------    ---------    ---------    ---------

   Gross profit                          20,025       16,874       10,279        8,605
Selling & administration expense          7,948        7,464        4,108        3,840
                                      ---------    ---------    ---------    ---------

   Operating profit                      12,077        9,410        6,171        4,765
Interest expense                         (2,803)      (2,523)      (1,273)      (1,242)
Other income (expense) - net                227          (85)         224          103
                                      ---------    ---------    ---------    ---------

   Income before income taxes             9,501        6,802        5,122        3,626
Provision for income taxes                3,575        2,304        1,896        1,266
                                      ---------    ---------    ---------    ---------

   Net income                         $   5,926    $   4,498    $   3,226    $   2,360
                                      =========    =========    =========    =========


Net income per share                  $    0.41    $    0.31    $    0.22    $    0.16
                                      =========    =========    =========    =========

Weighted average shares outstanding      14,571       14,524       14,592       14,569
                                      =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.


                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        1996               1995
                                                                                        ----               ----
Cash flows from operating activities:
Net income                                                                           $  5,926           $  4,498
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                    2,846              2,878
       Provision for losses on accounts receivable                                        251                218
       Deferred income taxes                                                            1,165                646
       Change in assets and liabilities:
         Accounts and notes receivable                                                 (5,521)            (6,259)
         Inventories                                                                   (2,180)             2,633
         Prepaid expenses and other current assets                                       (576)              (928)
         Accounts and notes payable - trade and other current liabilities               5,093              1,169
         Income taxes payable                                                          (1,527)            (1,466)
                                                                                     --------           --------

         Net cash provided by operating activities                                      5,477              3,389
                                                                                     --------           --------

Cash flows from investing activities:
   Capital expenditures                                                                (9,028)            (3,117)
   Purchase of Fibrexa, S.A., net of cash acquired                                       -                (3,972)
   Other investing activities                                                            (211)                85
                                                                                     --------           --------

       Net cash used in investing activities                                           (9,239)            (7,004)
                                                                                     --------           --------

Cash flows from financing activities:
   Borrowings under line of credit arrangements                                         1,153                854
   Payments under line of credit arrangements                                          (1,072)              (291)
   Borrowings under revolving credit facility                                          57,970             14,900
   Payments on revolving credit facility                                              (52,800)           (13,700)
   Stock issued or (reacquired)                                                             5               -
   Other debt payments and financing activities                                          (643)               500
                                                                                     --------           --------
     Net cash provided by financing activities                                          4,616              2,353
                                                                                     --------           --------

       Effects of exchange rate changes on cash                                           154                365
                                                                                     --------           --------

       Net increase (decrease) in cash                                                  1,005               (897)
Cash at beginning of year                                                               1,845              3,151
                                                                                     --------           --------
Cash at end of period                                                                $  2,850           $  2,254
                                                                                     ========           ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

       Interest                                                                      $  2,725           $  3,433
                                                                                     ========           ========
       Income taxes                                                                  $  4,573           $  1,660
                                                                                     ========           ========

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

                                  WORLDTEX, INC

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Sales for the six months ended June 30, 1996 were $105 million and net income was $5.9 million, compared with sales of $95.5 million and net income of $4.5 million for the comparable period in 1995. Earnings per share were $.41 for the 1996 six month period compared with $.31 in 1995. Sales for the quarter ended June 30, 1996 were $53.1 million and net income was $3.2 million, compared to sales of $49.1 million and net income of $2.4 million for the comparable 1995 period. Earnings per share were $.22 for the second quarter of 1996, compared to $.16 per share in the 1995 period.

The following table sets forth the percentages which certain income and expense items bear to net sales:



                                       Six Months Ended      Three Months Ended
                                           June 30,                June 30,

                                        1996      1995         1996      1995
                                        ----      ----         ----      ----
Net sales                              100.0%    100.0%       100.0%    100.0%
                                       -----     -----        -----     -----

Gross margin                            19.1%     17.7%        19.3%     17.5%

Selling and administration expense       7.6%      7.8%         7.7%      7.8%
                                       -----     -----        -----     -----

  Operating profit                      11.5%      9.9%        11.6%      9.7%

Interest expense                        (2.7%)    (2.7%)       (2.4%)    (2.5%)

Other income (expense) - net              .2%      (.1%)         .4%       .2%
                                       -----     -----        -----     -----

Income before income taxes               9.0%      7.1%         9.6%      7.4%
                                       -----     -----        -----     -----



For the six months ended June 30, 1996, sales increased by $9.5 million or 10% compared to the six months ended June 30, 1995. For the quarter ended June 30, 1996, sales increased by $4 million or 8% compared to the 1995 quarter.

Sales from North American operations decreased 11.3% and 14.9% for the six months and the three months ended June 30, 1996 from the corresponding periods in 1995. Sales from French operations increased 12.2% and 10.6% for the six months and three months ended June 30, 1996 from the corresponding periods in 1995. Sales from South American operations, acquired by the Company in April, 1995, were 7.7% and 8.7% of the consolidated sales for the six months and the three months ended June 30, 1996.

The volume decreases for the six and three months of 1996 in North America resulted primarily because of slower retail sales for pantyhose that contain covered yarn and continued competitive pressures caused by excess capacity. Sales from the French operations increased over the prior year same periods due primarily to increased demand at the retail level for woven fabrics containing covered yarn.

                                  WORLDTEX, INC

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Gross profit margins increased primarily because the Company's fixed expenses were spread over higher sales. The increase was also attributable to the margin contributed by the Colombian operation. Selling and administrative expenses decreased as a percentage of net sales because the fixed component of these expenses was spread over a higher sales base.

Interest expense for the six months and the three months ending June 30, 1996, increased due to increased borrowings of revolving credit for capital requirements within the U.S. operations and the increased borrowings resulting from the acquisition of Fibrexa.

The Company had an effective income tax rate of 37.6% and 37.0% for the six months and the three months ended June 30, 1996 compared to 33.9% and 34.9% for the same periods in 1995. This increase results primarily from an increased tax rate in France from 33.33% to 36.67% enacted in July 1995.


Liquidity; Capital Resources
- ----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

At June 30, 1996, $17.8 million was outstanding under the Company's Revolving Credit Agreement and approximately $17.2 million was available for future borrowings. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa Ltda., had available approximately $17.9 million, $1.1 million, and $1.6 million, respectively, under various bank lines of credit and overdraft facilities. The most restrictive covenant of the Company's Credit Agreement and Note Agreement limit short-term borrowings by the Company's subsidiaries to a total of approximately $15.1 million at June 30, 1996. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

Cash totaled $2.8 million at June 30, 1996, representing a net increase of $1 million for the six months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first six months of 1996, $5.5 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and other assets and liabilities. During the first six months of 1996, financing activities contributed $4.6 million, reflecting routine borrowings and repayments under the Company's lines of credit and revolving credit facility. During the first six months of 1996, $9.2 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1996 will aggregate approximately $11.5 million, primarily for the purchase of equipment.

Working capital was $50 million at June 30, 1996, and $45.1 million at December 31, 1995, reflecting an increase of $4.9 million and current ratios of 2.5 at June 30, 1996 and December 31, 1995.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

The Company held its annual meeting of stockholders on May 16, 1996. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:

                                         Authority
Name                                       For              Withheld
- ----                                    ----------          --------
John B. Fraser                          12,106,951           10,175
Michael B. Wilson                       12,107,251            9,875
Willi Roelli                            12,106,901           10,225



In addition,  the terms as directors of the Company of Sidney B. Becker,  Claude
D. Egler, Austin List, Barry D. Setzer, Richard J. Mackey and John K. Ziegler continued after the annual meeting.


Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

         (a)  Exhibits
              --------

         Exhibit No.            Description
         -----------            -----------

            11.1 Computation of net income per common and common equivalent shares

            27.1                Financial Data Schedule (filed with EDGAR only)


         (b)  Reports on Form 8-K
              -------------------

         During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the  requirements  of the Securities  Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WORLDTEX, INC.
                                                  (Registrant)


Date   August 12, 1996                            By /s/ Richard J. Mackey
                                                     ---------------------
                                                         Richard J. Mackey

                                                     Chairman of the Board
                                                     and Chief Financial Officer


                                INDEX TO EXHIBITS



         Exhibit No.            Description
         -----------            -----------
            11.1                Computation of net income per common and common
                                equivalent shares

            27.1                Financial Data Schedule (filed with EDGAR only)


                                                                    EXHIBIT 11.1

                                 WORLDTEX, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                 (Dollars in thousands except per share amounts)


                                                     Six Months Ended           Three Months Ended
                                                         June 30,                    June 30,
                                                    1996          1995          1996          1995
                                                    ----          ----          ----          ----

Net income                                      $     5,926   $     4,498   $     3,226   $     2,360
                                                ===========   ===========   ===========   ===========
Shares:
Weighted average number of shares
  outstanding                                    14,475,571    14,475,571    14,475,571    14,475,571
Assumed exercise of options                          95,394        48,121       115,948        93,796
                                                -----------   -----------   -----------   -----------
Total average number of common and common
   equivalent shares used for primary
   computation                                   14,523,692    14,591,519    14,569,367    14,570,965
                                                ===========   ===========   ===========   ===========

Primary earnings per share                      $       .41   $       .31   $       .22   $       .16
                                                ===========   ===========   ===========   ===========

Shares:
Weighted average number of shares
   outstanding                                   14,475,571    14,475,571    14,475,571    14,475,571
Assumed exercise of options                         128,510       122,180       128,510       122,180
                                                -----------   -----------   -----------   -----------
Total average number of common and common
     equivalent shares used for fully diluted
     computation                                 14,604,081    14,597,751    14,604,081    14,597,751
                                                ===========   ===========   ===========   ===========

Fully diluted earnings per share                $       .41   $       .31   $       .22   $       .16
                                                ===========   ===========   ===========   ===========



Earnings per share are calculated based upon the weighted average number of common shares outstanding and common equivalent shares during the year.