Form 10-Q
period 1996-09-30
WORLDTEX INC
filed 1996-11-13
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
Commission file number 1-11438


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

Yes X   No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Date                       Class                     Shares Outstanding
         ----                       -----                     ------------------
   September 30, 1996            Common Stock                      14,473,271



                                 WORLDTEX, INC.

                                      INDEX
                                      -----

                                                            Page Number
                                                            -----------

PART I - Financial Information

Consolidated Balance Sheets at September 30,                     1
1996 (Unaudited) and December 31, 1995

Consolidated Statements of Income                                2
(Unaudited) for the Nine Months and
Three Months Ended September 30, 1996 and 1995

Consolidated Statements of Cash Flows                            3
(Unaudited) for the Nine Months Ended
September 30, 1996 and 1995

Notes to Consolidated Financial                                  4
Statements (Unaudited)

Management's Discussion and Analysis of                          5-7
Financial Condition and Results of Operations


PART II - Other Information                                      8



                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                                   September 30,  December 31,
                                                                                                       1996          1995
                                                                                                       ----          ----
                             ASSETS                                                                (Unaudited)

Current assets:
   Cash                                                                                            $   5,291    $   1,845
   Accounts and notes receivable, less allowance for doubtful accounts of
       $2,821 in 1996 and $2,623 in 1995                                                              42,532       38,619
   Inventories:
     Raw materials                                                                                    12,124       12,728
     Work-in-process                                                                                   6,018        5,429
     Finished goods                                                                                   15,009       15,503
   Prepaid expenses and other current assets                                                           1,267        1,756
                                                                                                   ---------    ---------
     Total current assets                                                                             82,241       75,880

Property, plant and equipment, at cost:
     Land                                                                                              2,486        2,538
     Buildings and leasehold improvements                                                             30,682       29,729
     Machinery and equipment                                                                          92,602       84,598
                                                                                                   ---------    ---------
                                                                                                     125,770      116,865
     Less accumulated depreciation and amortization                                                   34,920       32,874
                                                                                                   ---------    ---------
     Property, plant and equipment - net                                                              90,850       83,991

Other assets                                                                                           4,945        4,724
Cost in excess of net assets of acquired businesses, net of accumulated
     amortization of $6,884 in 1996 and $6,126 in 1995                                                28,243       29,794
                                                                                                   ---------    ---------
                                                                                                   $ 206,279    $ 194,389
                                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                                                          $   2,496    $   2,179
   Accounts and notes payable - trade and other liabilities                                           28,992       25,510
   Income taxes payable                                                                                1,628        3,045
                                                                                                   ---------    ---------
     Total current liabilities                                                                        33,116       30,734

Long-term debt                                                                                        73,497       69,441
Deferred income taxes                                                                                 16,054       15,275
                                                                                                   ---------    ---------
     Total liabilities                                                                               122,667      115,450

Stockholders' equity:
   Preferred stock                                                                                      --           --
   Common stock                                                                                          147          147
   Paid-in capital                                                                                    29,918       29,913
   Retained earnings                                                                                  54,381       45,973
   Cumulative foreign translation adjustment                                                              98        3,817
   Treasury stock, at cost                                                                              (932)        (911)
                                                                                                   ---------    ---------
     Total stockholders' equity                                                                       83,612       78,939

Commitments and contingencies                                                                      ---------    ---------
                                                                                                   $ 206,279    $ 194,389
                                                                                                   =========    =========

          See accompanying notes to consolidated financial statements.



                                 WORLDTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                    UNAUDITED

                                                         Nine Months Ended                 Three Months Ended
                                                           September 30,                      September 30,
                                                      1996              1995             1996              1995
                                                      ----              ----             ----              ----

Net sales                                          $   155,189      $   142,809       $    50,150      $    47,314
Cost of goods sold                                     126,200          118,117            41,186           39,496
                                                   -----------      -----------       -----------      -----------

   Gross profit                                         28,989           24,692             8,964            7,818
Selling & administration expense                        11,536           10,988             3,588            3,524
                                                   -----------      -----------       -----------      -----------

   Operating profit                                     17,453           13,704             5,376            4,294
Interest expense                                        (4,291)          (4,074)           (1,488)          (1,551)
Other income (expense) - net                               356             (256)              129             (171)
                                                   -----------      -----------       -----------      -----------

   Income before income taxes                           13,518            9,374             4,017            2,572
Provision for income taxes                               5,111            4,481             1,536            2,177
                                                   ------------     -----------       -----------      -----------

   Net income                                      $     8,407      $     4,893       $     2,481      $       395
                                                   ===========      ===========       ===========      ===========

Net income per share                               $      0.58      $      0.34       $      0.17      $      0.03
                                                   ===========      ===========       ===========      ===========

Weighted average shares outstanding                     14,620           14,558            14,669           14,613
                                                   ===========      ===========       ===========      ===========




          See accompanying notes to consolidated financial statements.


                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                            1996        1995
                                                                                          --------    --------

Cash flows from operating activities:
Net income                                                                                $  8,407    $  4,893
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                         4,534       4,238
       Provision for losses on accounts receivable                                             274         598
       Deferred income taxes                                                                 1,227       1,344
       Change in assets and liabilities:
         Accounts and notes receivable                                                      (5,441)     (6,512)
         Inventories                                                                          (329)      3,171
         Prepaid expenses and other current assets                                             431      (1,050)
         Accounts and notes payable - trade and other current liabilities                    3,496       1,379
         Income taxes payable                                                               (1,245)       (655)
                                                                                          --------    --------

         Net cash provided by operating activities                                          11,354       7,406
                                                                                          --------    --------

Cash flows from investing activities:
   Capital expenditures                                                                    (12,837)     (6,131)
   Purchase of Fibrexa, S.A., net of cash acquired                                            --        (4,045)
   Other investing activities                                                                 (123)        (34)
                                                                                          --------    --------

       Net cash used in investing activities                                               (12,960)    (10,210)
                                                                                          --------    --------

Cash flows from financing activities:
   Borrowings under line of credit arrangements                                             15,160       6,871
   Payments under line of credit arrangements                                              (14,572)     (6,808)
   Borrowings under revolving credit facility                                               94,700      37,610
   Payments on revolving credit facility                                                   (83,380)    (28,820)
   Stock issued or (reacquired), net                                                           (16)       --
   Other debt payments and financing activities                                             (6,754)     (6,082)
                                                                                          --------    --------
     Net cash provided by financing activities                                               5,138       2,771
                                                                                          --------    --------
       Effects of exchange rate changes on cash                                                (86)        (74)
                                                                                          --------    --------

       Net increase (decrease) in cash                                                       3,446        (107)
   Cash at beginning of year                                                                 1,845       3,151
                                                                                          --------    --------
   Cash at end of period                                                                  $  5,291    $  3,044
                                                                                          ========    ========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
       Interest                                                                           $  5,237    $  4,524
                                                                                          ========    ========
       Income taxes                                                                       $  5,749    $  2,481
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































          See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales for the nine months ended September 30, 1996 were $155.2 million and earnings were $8.4 million compared with sales of $142.8 million and earnings of $4.9 million for the comparable period in 1995. Earnings per share were $.58 for the 1996 nine month period compared with $.34 in 1995. Sales for the quarter ended September 30, 1996 were $50.2 million and net income was $2.5 million compared to sales of $47.3 million and net income of $.4 million for the comparable 1995 period. Earnings per share were $.17 for the third quarter of 1996, compared to $.03 in the 1995 period.

The following table sets forth the percentages which certain income and expense items bear to net sales:


                                             Nine Months Ended  Three Months Ended
                                               September 30,       September 30,

                                               1996     1995     1996     1995
                                              ------   ------   ------   ------

Net sales                                     100.0%   100.0%   100.0%   100.0%
                                              -----    -----    -----    -----

Gross margin                                  18.7%    17.3%    17.9%    16.5%

Selling and administration expense             7.4%     7.7%     7.2%     7.4%
                                              -----    -----    -----    -----

Operating profit                              11.3%     9.6%    10.7%     9.1%

Interest expense                              (2.8%)   (2.8%)   (3.0%)   (3.3%)

Other income (expense) - net                    .2%     (.2%)     .3%      .4%
                                              -----    -----    -----    -----

Income before income taxes                     8.7%     6.6%     8.0%     5.4%
                                              -----    -----    -----    -----



For the nine months ended September 30, 1996, sales increased by $12.4 million or 8.7% compared to the nine months ended September 30, 1995. For the quarter ended September 30, 1996, sales increased by $2.8 million or 6% compared to the 1995 quarter.

Sales from North American operations decreased 2.3% and increased 7% for the nine months and the three months ended September 30, 1996 from the corresponding periods in 1995. Sales from French operations increased 10.2% and 5.6% for the nine months and three months ended September 30, 1996 from the corresponding periods in 1995. Sales from South American operations, acquired by the Company in April 1995, were 6.7% and 7.2% of consolidated sales for the nine months and the three months ended September 30, 1996.


The volume decreases for the nine months of 1996 in North America resulted primarily because of slower retail sales for pantyhose that contain covered yarn and continued competitive pressures caused by excess capacity. The volume improvement in North American sales for the three months ended September 30, 1996 over the prior year third quarter resulted primarily from the expansion into non-panty hose end-uses. Sales from the French operations increased over the prior year same period due primarily to increased demand at the retail level for woven fabrics containing covered yarn. The continued expansion in end-use applications has enabled the Company to increase sales in the European markets.

                                 WORLDTEX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Gross profit margins increased primarily because the Company's fixed expenses were spread over higher sales. The increase was also attributable to the margin contributed by the Colombian operation which was acquired in April, 1995. Selling and administrative expenses decreased as a percentage of net sales because the fixed component of these expenses were spread over a higher sales base.

Interest expense for the nine months ended September 30, 1996, increased due to increased borrowings of revolving credit for capital requirements within the U.S. operations and increased borrowings resulting from the acquisition of Fibrexa. Interest expense for the three months ended September 30, 1996, decreased due to lower interest rates resulting primarily from decreases in the prime rate.


The Company had an effective income tax rate of 37.8% and 38.2% for the nine months and the three months ended September 30, 1996 compared to 47.8% and 84.6% for the same periods in 1995. In July 1995, the French parliament enacted a provision increasing the tax rate from 33.33% to 36.67%. The 1995 quarter included an increase to the beginning of the year deferred tax liability of $ .9 million and an increase to reflect the increase in taxes on current year income of $ .4 million. These adjustments increased the 1995 effective tax rate by approximately 13.6% for the nine months and 49.7% for the three months ended September 30, 1995.

Liquidity;  Capital Resources
-----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

At September 30, 1996, $17.1 million was outstanding under the Company's Revolving Credit Agreement and approximately $17.9 million was available for future borrowings. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa Ltda., had available approximately $17.5 million, $.5 million, and $1.7 million, respectively, under various bank lines of credit and overdraft facilities. The most restrictive covenant of the Company's Credit Agreement and Note Agreement limit short-term borrowings by the Company's subsidiaries to a total of approximately $15.4 million at September 30, 1996. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

Cash totaled $5.3 million at September 30, 1996, representing a net increase of $3.4 million for the nine months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first nine months of 1996, $11.4 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and other assets and liabilities. During the first nine months of 1996, financing activities contributed $5.1 million, reflecting routine borrowings and repayments under the Company's lines of credit and revolving credit facility. During the first nine months of 1996, $13 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1996 will aggregate approximately $15.1 million, primarily for the purchase of equipment.

Working capital was $49.1 million at September 30, 1996, and $45.1 million at December 31, 1995, reflecting an increase of $4 million and current ratios of
2.5 at September 30, 1996 and December 31, 1995.

A large customer of the Company's Regal subsidiary, Ithaca Industries, Inc., filed a prepackaged plan of reorganization under the Federal Bankruptcy Code on October 8, 1996 in Wilmington, Delaware. Regal is owed $2.1 million from Ithaca Industries, Inc. as of October 8, 1996. Under the terms of the plan, trade

                                 WORLDTEX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


creditors will be unimpaired and will be paid in full. Accordingly, the Company contemplates that Regal will be paid in full, although the Company cannot predict the course of such bankruptcy proceeding.

Worldtex is authorized to repurchase up to one million shares of common stock. The Company purchased 3,500 shares during the three months ended September 30, 1996. A total of 191,300 shares have been purchased and are carried at cost as Treasury Stock.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


         (a)  Exhibits

          Exhibit No.           Description
          -----------           -----------

          11.1 Computation of net income per common and common equivalent shares

          27.1                  Financial Data Schedule (filed with EDGAR only)


         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WORLDTEX, INC.
                                           (Registrant)


Date   November 13, 1996                   By /s/ Richard J. Mackey
                                           --------------------------------
                                                  Richard J. Mackey
                                                  Chairman of the Board
                                                  and Chief Financial Officer

                                INDEX TO EXHIBITS



        Exhibit No.            Description
       -----------             -----------

          11.1                 Computation of Net Income per Common and Common
                               Equivalent Shares

          27.1                 Financial Data Schedule (filed with EDGAR only)
