Form 10-K
period 1996-12-31
WORLDTEX INC
filed 1997-03-31
CIK 892604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

                             -----------------------

[X]       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 1-11438

                                 WORLDTEX, INC.
               (Exact name of registrant as specified in charter)


      DELAWARE                                            56-1789271
(State of Incorporation)                   (I.R.S. Employer Identification No.)


              212-12th Avenue, N.E., Hickory, North Carolina 28601
                    (Address of principal executive offices)

                                  704-328-5381
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
      Title of each class                               which registered
      -------------------                       --------------------------------

Common stock, par value $.01 per share            New York Stock Exchange, Inc.
Preferred stock purchase rights                   New York Stock Exchange, Inc.


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                      (Cover sheet continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----

As of March 7, 1997: 14,403,571 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $120,639,249. (For these purposes, a reported closing market price of $8.88 per share on March 7, 1997 has been used and "affiliates" have been arbitrarily determined to be all directors and executive officers, although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws.)

Documents incorporated by reference: definitive proxy statement for 1997 Annual Meeting of Stockholders (Part III).

                                     PART I

Item 1.   Business
-------   --------

          Worldtex, Inc. ("Worldtex" or the "Company") is a holding company engaged through its subsidiaries in the manufacture of covered elastic yarn, which is used to manufacture hosiery products and other apparel items. Worldtex is a Delaware corporation organized in July 1992 to acquire the covered yarn manufacturing operations of Willcox & Gibbs, Inc., a New York corporation ("W&G"). Prior to November 12, 1992, Worldtex was a wholly owned subsidiary of W&G. On that date, W&G declared a dividend of one share of Worldtex Common Stock for each share of W&G Common Stock outstanding on November 23, 1992 (the "Distribution").

          Worldtex's principal subsidiaries are Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, Filix Lastex, S.A. ("Filix"), based in Troyes, France and Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia. W&G acquired Regal in 1983, acquired Rubyco in 1986 and acquired Filix in 1990, and transferred them to Worldtex in August 1992. Worldtex acquired Fibrexa as of April 1, 1995. References herein to "Worldtex" or the "Company" for periods prior to August 1992 shall mean the combined operations of W&G's subsidiaries then engaged in the manufacture of covered elastic yarn.

          Worldtex believes that it is one of the largest covered elastic yarn manufacturers in the world (measured by 1996 sales), and it has a strong position in each of the principal markets in which it operates. It believes that Regal is one of the three largest manufacturers of covered elastic yarn in the United States, that Filix is the largest in Europe, that Rubyco is the largest in Canada and that Fibrexa is the largest in South America (in each case measured by 1996 sales). Regal's and Rubyco's products are sold primarily in their respective home countries, Filix sells principally to European Community countries and Fibrexa sells principally to South American countries, and our other subsidiaries. See Note 12 to Worldtex's Consolidated Financial Statements for information relating to Worldtex's domestic and foreign operations.

          The covered elastic yarn manufactured by Worldtex is produced by wrapping material, principally nylon, polyester or cotton, around spandex or latex rubber. The wrapping process is performed by machinery and requires careful treatment of the materials utilized.

          Worldtex's principal product is nylon covered spandex used in the manufacture of a variety of men's, women's and children's apparel. Worldtex also sells covered spandex and covered latex rubber for use in the manufacture of men's, women's and children's socks. Cotton-covered spandex yarn sold by Worldtex is used primarily in the manufacture of ladies' opaque tights and of fashion and active-wear apparel.

          Worldtex served over 1,500 customers in 1996, with no single customer accounting for more than 10% of such sales.

          Worldtex purchases a significant amount of the nylon and spandex used in its manufacturing process from E.I. DuPont de Nemours & Company ("DuPont"). In recent years, spandex production capacity has been expanded, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements.

          Worldtex's research and development activities are directed toward improvements in existing products and manufacturing processes and toward development of new uses for its products. During 1996, Worldtex's expenditures for these purposes totaled less than 1% of its sales.

          While Worldtex believes that it is one of the largest covered elastic yarn manufacturers in the world, several companies actively compete with Worldtex, at least one of which has greater assets and financial resources than Worldtex. Most of Worldtex's major customers do not buy exclusively from Worldtex. Competition is based primarily on product quality, customer service and price.

          As of December 31, 1996, Worldtex had a total of approximately 1,177 employees, of whom approximately 471 were employed by Regal in the United States, approximately 181 were employed in Canada by Rubyco, approximately 321 were employed in France by Filix and approximately 204 were employed in Colombia by Fibrexa. A substantial amount of the covered elastic yarn sold by Filix is produced by subcontractors, whose employees are not included in the foregoing totals. Employees of Regal and Fibrexa are not covered by collective bargaining agreements, and certain employees of Filix and Rubyco are covered by such agreements. Worldtex has experienced no significant labor problems during recent years and considers its employee relations to be good.

Item 2.   Properties
-------   ----------

          Worldtex maintains its headquarters in Hickory, North Carolina, on property owned by Regal and used for its administrative personnel.

          Worldtex operates a total of twelve manufacturing plants and distribution centers, of which seven are owned and five are leased. In general, the Company's facilities are adequate and suitable for the purposes for which they are utilized by the Company. The plants and distribution centers are listed below:


    Location          Square Feet      Owned/Leased           Use
    --------          -----------      ------------           ---
United States:
--------------

  Hickory, NC            82,000          Owned          Manufacturing Plant and
                                                          Headquarters of Regal

  Hickory, NC           144,000          Owned          Manufacturing Plant

  Hickory, NC            41,000          Owned          Manufacturing Plant

  Hickory, NC            46,000          Leased         Distribution Center

  Hickory, NC            18,000          Leased         Distribution Center

  Hickory, NC            80,000          Leased         Distribution Center

Canada:
-------

  Montreal, Quebec       85,000          Leased         Manufacturing Plant and
                                                          Headquarters of Rubyco

France:
-------

  Troyes                 48,000          Owned          Distribution Center and
                                                          Headquarters of Filix

  Athis                 202,000          Owned          Manufacturing Plant

  Conde                 195,000          Owned          Manufacturing Plant

  Le Grand Serre         94,000          Owned          Manufacturing Plant

Columbia:
---------

  Bogota                130,000          Leased         Manufacturing Plant and
                                                          Headquarters of
                                                          Fibrexa

Item 3.   Legal Proceedings
-------   -----------------

          There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          During the last quarter of the Company's 1996 fiscal year no matters were submitted to a vote of the Company's security holders.

Item 4A.  Executive Officers of the Registrant
--------  ------------------------------------


                              Age (as of                 Office & Principal Occupations
Name                           12/31/96)                       During Last Five Years
-------------------------     ----------          --------------------------------------------------------------
Richard J. Mackey                 65              Chairman of the Board and Chief Financial Officer of Worldtex
                                                  (August 1992 to present); Chief Executive Officer of Worldtex
                                                  (August 1992 to May 1994); President of Rexel (May 1987 to
                                                  November 1992); Director of Rexel (1982 to 1993).

Barry D. Setzer                   54              President and Chief Executive Officer of Worldtex (May 1994 to
                                                  present); President and Chief Operating Officer of Worldtex
                                                  (August 1992 to May 1994); President of Rexel's Covered Yarn
                                                  Division (September 1988 to November 1992); President (to
                                                  September 1988) and Director of Regal; Vice President of Rexel
                                                  (November  1987 to November 1992);  Director  of  Rexel
                                                  (1983 to 1992).

A. Orrin Maldoff                  63              Vice President of Worldtex (August 1992 to present); President of Rubyco (October 1990 to present).

Kenneth W. O'Neill                52              Vice President of Worldtex (August 1992 to present); President of Regal (August 1988 to present).

Mitchell R. Setzer                47              Treasurer and Secretary of Worldtex (August 1992 to present);
                                                  Vice President - Administration of Regal (January 1990 to
                                                  present); Treasurer of Regal (January 1989 to present).

Donald W. Pruitt                  48              Controller of Worldtex (December 1995 to present).

          Barry D. Setzer and Mitchell R. Setzer are not related. Richard J. Mackey and Barry D. Setzer also serve as directors of the Company.

          The officers of the Company are elected annually by the Board of Directors.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

          The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange for each quarter since December 31, 1994.

                                                     High              Low
                                                     ----              ---
          1995:
               1st Quarter                         $ 4.38              3.63
               2nd Quarter                           6.13              3.88
               3rd Quarter                           6.63              5.63
               4th Quarter                           6.50              5.25

          1996:
               1st Quarter                           5.75              4.63
               2nd Quarter                           6.38              4.75
               3rd Quarter                           7.63              5.75
               4th Quarter                           8.88              7.50

          1997:
               1st Quarter
               (through March 7)                    10.13              8.88

          At March 7, 1997 there were approximately 1,100 holders of record of Common Stock.

          The Company has not paid any dividends since its Common Stock was distributed in the Distribution. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company. The Revolving Credit Loan Agreement and the Note Agreement to which the Company is a party restrict the payment of dividends by the Company. Under the most restrictive of these debt agreements, $8.9 million was available for the payment of dividends and other distributions as of December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity; Capital Resources."

Item 6.   Selected Financial Data
-------   -----------------------

          Worldtex, Inc. and Subsidiaries
          -------------------------------

          The following table sets forth certain financial data of Worldtex for the five fiscal years ended December 31, 1996, which has been derived from Worldtex's audited financial statements for such years. This data should be read in conjunction with the Consolidated Financial Statements of Worldtex and the Notes thereto appearing elsewhere herein. Results for 1996 and 1995 are not directly comparable due to the acquisition of Fibrexa as of April 1, 1995. See

Management's Discussion and Analysis, Item 7, for discussion of the acquisition of Fibrexa, S.A. Historical financial information may not be indicative of Worldtex's future performance. Earnings per share for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are calculated based upon the weighted average number of common shares outstanding and common equivalent shares during such year (or, in the case of 1992, for the period from November 12, 1992 to December 31, 1992).


                                                   Years Ended December 31,
                                 -----------------------------------------------------
                                     1996       1995       1994       1993       1992
                                     ----       ----       ----       ----       ----
                                     (Dollars in thousands, except per share amounts)
Net Sales                         $207,829    187,981    164,654    152,709    174,936

Income before income taxes          17,361     10,231      8,868     11,490     11,613

Provision for income taxes           6,415      4,979      3,058      4,206      4,314

Net income                          10,946      5,252      5,810      7,284      7,299

Net income per share                   .75        .36        .40        .50        .50

Total assets                       206,032    196,065    166,405    145,996    154,339

Long-term debt                    $ 67,754     68,947     61,085     55,486     62,343

Cash dividends per common share         -          -          -          -          -


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          The following table sets forth the percentage of Worldtex's sales and operating profit (loss) accounted for by each of Worldtex's geographic areas during the periods indicated. For purposes of determining operating profit, parent company expenses have been allocated to each area in accordance with its percentage of total sales. See Note 12 of the Notes to Consolidated Financial Statements of Worldtex for additional financial information (sales, operating profits and identifiable assets) by geographic location.


                                             Years Ended December 31,
                         -----------------------------------------------------------------
                                1996                   1995                    1994
                         -------------------   ---------------------    ------------------
                                   Operating            Operating                Operating
                         Sales       Profit    Sales   Profit (Loss)    Sales      Profit
                         -----     ---------   -----   -------------    -----    ---------
North America             41%         11%       42%        (1%)          54%         10%
Europe                    53%         85%       54%        94%           46%         90%
South America              6%          4%        4%         7%            -           -


Results of Operations
---------------------

          The following table sets forth the relationship of percentages which certain income and expense items have to net sales:


                                                 Years Ended December 31,
                                                -------------------------
                                                  1996     1995     1994
                                                 -----    -----    -----

          Net Sales                               100%     100%     100%
                                                 =====    =====    =====

          Gross margin                           18.8%    16.7%    15.8%

          Operating costs and expenses:
          Selling & administrative                8.0      8.3      8.2
                                                 -----    -----    -----

          Operating profit                       10.8      8.4      7.6

          Interest expense                        2.7      3.0      2.4

          Other income - net                      0.3      0.0      0.2
                                                 -----    -----    -----

          Income before income taxes              8.4%     5.4%     5.4%
                                                 =====    =====    =====


          1996 vs. 1995. Worldtex's sales in 1996 increased $19.8 million, or 10.6%, when compared with 1995. Sales in the Company's European operation increased $9.2 million, or 9.2%, compared with 1995, primarily because of increased demand for covered yarn used by the weaving industry in Europe. The lower value of the French Franc compared with the U.S. dollar reduced 1996 sales by $2.6 million. In the Company's North American operations, sales increased $5.6 million, or 6.9%, from 1995 levels, primarily because of increased demand in non-pantyhose end uses for covered elastic yarn. Sales in the Company's South American operation were $11.8 million (excluding $6.1 million of inter-company sales) compared with $6.7 million in 1995 primarily due to a full year of operation in 1996 compared with the partial year of 1995. The reduced value of the Colombian Peso lowered 1996 sales by $1.8 million.

          Worldtex's gross margin increased in 1996 to 18.8% of sales as compared to 16.7% for 1995. This increase was primarily caused by increased sales resulting from the Company's continuing efforts to develop additional end uses for its products, lower manufacturing costs of the Company's Colombian operations and reduced costs associated with the 1995 restructuring. Additionally, the Company's fixed expenses were spread over substantially higher sales.

          Selling and administrative expense increased in 1996 by $.9 million to $16.6 million. The increase was caused principally by the increased business levels in 1996 and the full year operation of the Colombian subsidiary acquired in April 1995.

          The increase in interest expense of $.1 million was caused primarily by weighted average outstanding debt increasing approximately 8% but was mostly offset by lower average interest rates.

          1995 vs. 1994. Worldtex's sales in 1995 increased $23.3 million, or 14.2%, when compared with 1994. Sales in the Company's European operation increased $24.2 million, or 31.6%, compared with 1994, primarily because of increased demand for covered yarn used by the weaving and knitting industries in Europe . The increased value of the French Franc over the U.S. dollar also contributed to this improvement. In the Company's North American operations, sales declined $7.5 million, or 8.5%, from 1994 levels, primarily because of slower retail sales for pantyhose that contain covered yarn and continued competitive pressures caused by excess industry capacity. Fibrexa, S.A., the company acquired by the Company as of April 1, 1995, contributed sales of $6.6 million.

          The Company recorded nonrecurring charges in 1995 of $2.6 million. A restructuring charge of $1.7 million ($1.3 million of which was reflected as cost of goods sold and $.4 million as selling and administrative expenses), was recorded in the fourth quarter to take account of the closing of two facilities. In the third quarter a reserve was increased to accommodate higher corporate taxes in France which resulted in $.9 million in deferred tax expense.

          Worldtex's gross margin increased in 1995 to 16.7% of sales as compared to 15.8% for 1994. Gross margin increased to 17.4% before the restructuring charge recorded in the fourth quarter which included $1.3 million recorded as cost of goods sold. This increase in gross margin was primarily due to improved margins of the Company's French operation, attributable to the strong demand in Europe for the specialty yarns produced by the Company's French subsidiary. In addition, the Company's fixed expenses were spread over substantially higher sales.

          Selling and administrative expense increased in 1995 by $2.2 million to $15.7 million. The increase was caused principally by the increased business levels of European operations, the acquisition of the Colombian subsidiary in April 1995 and the $.4 million fourth quarter restructure charge.

          The increase in interest expense of $1.7 million was caused primarily by higher effective interest rates in 1995 and by additional borrowings to acquire the Colombian subsidiary.

Income Taxes
------------

          Income tax provisions for Worldtex have been calculated in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for tax purposes and financial statement purposes and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The French parliament enacted a provision that increased the tax rate from 33.33% to 36.67% in July 1995. The rate increase resulted in a $.889 million charge to the 1995 tax provision to increase the deferred tax liability as of January 1, 1995, to the higher enacted income tax rate.

Other Operating Information
---------------------------

          Worldtex provides service to over 1,500 customers, and no single customer accounted for more than 10% of consolidated net 1996 sales. Nearly all of Worldtex's sales are attributable to the sale of covered elastic yarn. Any significant decline in demand for covered elastic yarn would have a material adverse effect on the operations of Worldtex. The Company regularly reviews expansion opportunities, but has no plans to enter any markets other than the manufacture of covered elastic yarns at the present time.

          The Company believes that recent trends in consumer preferences have put downward pressure on the sheer pantyhose market, and that alternative apparel, such as trouser socks, knee highs and anklets, have gained favor. Although the effect of these trends on the Company in 1996 cannot be quantified, the Company believes that it has not been material. However, the Company cannot predict the extent to which these trends may continue or their future effect on the Company.

          The Company has sought to broaden the range of applications for covered yarn beyond pantyhose to a wide variety of apparel. In 1996, 21% of the Company's European sales were for pantyhose, compared with 30% in 1995 and 28% in 1994. In the Company's North American operations, 52% of sales were for pantyhose in 1996, down from 63% in 1995 and 68% in 1994.

          Approximately 69% of Worldtex's net sales in 1996 were attributable to sales outside of the United States. Currency exchange fluctuations in countries in which Worldtex is doing business could adversely affect its operating results.

          The Company engages in transactions primarily in the currencies of the countries of its four major operating subsidiaries -- the U.S., France, Canada and Colombia -- with little inter-company exchange. In 1996, over 83% of the Company's sales were in such currencies. The majority of the remaining sales were sales into the European Community by the Company's French subsidiary. Hedge transactions are immaterial and are detailed in Note 3 of the Notes to

Consolidated Financial Statements. Foreign currency transaction gains and losses have not been material to the Company.

          Spandex  and  nylon  are  the  principal  raw  materials  used  in the manufacture of covered elastic yarn by Worldtex. Worldtex purchases a significant amount of its nylon and spandex from a single source, DuPont. In recent years, DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements. If the supply of spandex from DuPont should be interrupted or cease for any reason, Worldtex believes it might be difficult to find adequate alternative suppliers of spandex.

Liquidity; Capital Resources
----------------------------

          The principal indicators of the Company's liquidity are cash flows from operating activities and cash flows from financing activities, primarily borrowings under the Company's credit facilities.

          Worldtex generated $15 million from its operating activities in 1996, compared to $12 million in 1995 and $9.6 million in 1994. The increase in net cash provided in 1996 was caused primarily by the increase in net income.

          During 1996, capital expenditures amounted to $13.8 million. Capital expenditures were $8.4 million in 1995 and $8.1 million in 1994. During the second quarter of 1995, a wholly owned subsidiary of the Company acquired substantially all of the assets of Fibrexa, S.A., a manufacturer of covered yarn based in Bogota, Colombia. The consideration for the purchase of Fibrexa was approximately $4.4 million in cash, assumption of approximately $6.5 million in debt and contingent payments based on earnings from the Company's South American operations over a five year period. The majority of such capital expenditures during the years 1994-1996 was primarily used to purchase additional manufacturing equipment in order to increase and improve efficiencies to the Company's production capacity. The Company anticipates that its 1997 capital expenditures will approximate $14.5 million, primarily for the purchase of equipment.

          The Company is party to a Revolving Credit Loan Agreement, dated as of November 12, 1992, as amended (the "Credit Agreement"), which provides for borrowings by Worldtex through May 31, 1999 of up to $35 million, bearing interest at rates based on LIBOR, the prime rate and certificate of deposit rates. The Company is also party to Note Agreements, dated July 11, 1994 (the "Note Agreement"), under which the Company issued $50 million of senior notes due in 2004. The proceeds of this issue were used to extinguish $50 million of debt under the Credit Agreement. These senior notes bear interest at 7.5% per annum and are to be repaid in annual installments of $7.1 million beginning on July 1, 1998. The Credit Agreement and the Note Agreement include various covenants, including restrictions on liens and sales of assets and requirements that certain financial ratios be satisfied. In addition, the Credit Agreement provides that Worldtex may not pay dividends on or purchase its stock if the aggregate amount of all such payments (after giving effect to any proposed payment) since December 31, 1992, would exceed 35% of the aggregate net cash proceeds received by Worldtex during such period from the sale of its stock plus 35% of Consolidated Net Income (as defined) for such period. The Note Agreement also prohibits such payments if the aggregate amount thereof (after giving effect to any proposed payment) since June 30, 1994 would exceed the sum of $5 million, plus 75% of Consolidated Net Income (as defined) for such period plus the aggregate net proceeds received by the Company from the sale of its stock during such period.

          The payment and level of cash dividends by Worldtex are subject to the discretion of the Board of Directors of Worldtex. Dividend decisions are based upon a number of factors, including the business condition, earnings and financial condition of Worldtex, as well as compliance with the restrictions contained in the Credit Agreement and the Note Agreement.

          The Company has entered into an interest rate swap agreement with a commercial bank that effectively converts the interest rate on one-half of its $50 million 7.50% senior notes to a floating rate for three years ending July 1999. The agreement effectively changed the interest rate to approximately 6.24%, 7.87%, 7.08%, 6.59% and 6.77% for the six month intervals ended January 21, 1995 through January 21, 1997. The effective rate decreased to 6.52% for the six months ending July 21, 1997 at which time the rate for the swap agreement will reset for an additional six months based on market rates in effect at that time. Net amounts due under this agreement decreased interest expense for 1996 by $.201 million, for 1995 by $.02 million and for 1994 by $.137 million. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the swap agreement to be remote and that any losses would be immaterial.

          At December 31, 1996, the Company has indebtedness of $12.4 million and $22.6 million was available for future borrowings under the Credit Agreement. In addition, at such date Filix had $17.3 million, Rubyco $1.1 million and Fibrexa $2.8 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of December 31, 1996 were $1.3 million for Fibrexa, $.018 million for Rubyco and none outstanding for Filix. The most restrictive covenant of the Credit Agreement and Note Agreement limit short-term borrowings by the Company's subsidiaries to a total of $14 million. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

Three-Year Comparisons
----------------------

          Total long-term debt was $67.8 million, $68.9 million and $61.1 million, respectively, at December 31, 1996, 1995 and 1994.

          Working capital was $47.5 million, $47.3 million and $43 million, respectively, at December 31, 1996, 1995 and 1994.

          Net  worth  was  $85.2   million,   $78.9  million  and  $69  million,
respectively, at December 31, 1996, 1995 and 1994. (See the Consolidated Statements of Stockholders' Equity of Worldtex for additional information.)

          The number of days that sales were represented by accounts receivable was 69, 68 and 61, respectively, at December 31, 1996, 1995 and 1994. Net accounts receivable increased by approximately $1.2 million, or 3.2%, in 1996 compared with 1995, and sales increased 10.6%. Inventories, as a percentage of cost of sales, were 22.1% at December 31, 1996, 21.5% at December 31, 1995 and 21.3% at December 31, 1994.

          Worldtex's results of operations and financial condition are based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of estimates required, Worldtex believes the effects on the results of operations and financial condition have been minor. Worldtex will continue to monitor the impact of inflation in setting its pricing and other policies.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          The   following   financial   statements,    supplementary   financial
information and schedules are filed as part of this Report:

WORLDTEX, INC.

Independent Auditors' Report
Financial Statements:

                  Consolidated Statements of Income,
                           Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Balance Sheets,
                           December 31, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity,
                           Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows,
                           Years Ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

Supplementary Financial Information

Financial Statement Schedule:

                  Schedule II -         Valuation and  Qualifying  Accounts
                                        Years Ended December 31, 1996, 1995
                                        and 1994

          All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          Independent Auditors' Report
--------------------------------------------------------------------------------

The Board of Directors
Worldtex, Inc.:

We have audited the accompanying consolidated balance sheets of Worldtex, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 8 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldtex, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP



Greensboro, North Carolina
March 4, 1997

                                 WORLDTEX, INC.
                        Consolidated Statements of Income
================================================================================
              For the years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands except per share amounts)


                                                 1996        1995        1994
                                              ---------     -------     -------
Net sales (Notes 12 and 16)                   $ 207,829     187,981     164,654

Cost of goods sold                              168,754     156,519     138,666
                                              ---------     -------     -------

     Gross profit                                39,075      31,462      25,988

Selling and administrative expense               16,582      15,708      13,502
                                              ---------     -------     -------

     Operating profit                            22,493      15,754      12,486

Interest expense                                 (5,693)     (5,560)     (3,885)

Other income - net                                  561          37         267
                                              ---------     -------     -------

     Income before income taxes                  17,361      10,231       8,868

Provision for income taxes (Note 11)              6,415       4,979       3,058
                                              ---------     -------     -------

     Net income                               $  10,946       5,252       5,810
                                              =========     =======     =======

Net income per share                          $    0.75        0.36        0.40
                                              =========     =======     =======

Weighted average shares outstanding
   (Notes 3 and 7)                               14,669      14,567      14,639
                                              =========     =======     =======

          See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                           Consolidated Balance Sheets
================================================================================
                           December 31, 1996 and 1995
                             (Dollars in thousands)


                                     ASSETS
                                                                            1996       1995
                                                                         ---------   --------
Current Assets:
     Cash                                                                $   2,117     1,845
     Accounts and notes receivable, less allowance
       for doubtful accounts of $2,589 in 1996 and
       $2,623 in 1995 (Note 4)                                              39,868    38,619
     Inventories (Note 3)                                                   37,265    33,660
     Prepaid expenses and other current assets (Note 11)                     2,975     3,432
                                                                         ---------  --------
          Total current assets                                              82,225    77,556

Property, plant and equipment - net (Note 3)                                90,282    83,991
Other assets (Notes 3 and 15)                                                5,147     4,724
Cost in excess of net assets of acquired businesses, net
  of accumulated amortization of $7,115 in 1996 and
  $6,126 in 1995                                                            28,378    29,794
                                                                         ---------  --------
                                                                         $ 206,032   196,065
                                                                         =========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings (Note 5)                                      $   1,342       939
     Current installments of long-term debt (Note 6)                         1,634     1,240
     Accounts and notes payable-trade and other liabilities
       (Notes 8 and 10)                                                     30,254    24,990
     Income taxes payable (Note 11)                                          1,525     3,045
                                                                         ---------  --------
          Total current liabilities                                         34,755    30,214

Long-term debt (Note 6)                                                     67,754    68,947
Other long-term liabilities                                                  1,316     1,014
Deferred income taxes (Note 11)                                             17,029    16,951
                                                                         ---------  --------
     Total liabilities                                                     120,854   117,126
                                                                         ---------  --------
Stockholders' equity (Notes 6, 7 and 8):
     Preferred stock                                                             0         0
     Common stock                                                              147       147
     Paid-in capital                                                        29,946    29,913
     Retained earnings                                                      56,919    45,973
     Cumulative foreign translation adjustment                                (336)    3,817
     Less - Treasury stock, at cost                                         (1,498)     (911)
                                                                         ---------  --------
          Total stockholders' equity                                        85,178    78,939
                                                                         ---------  --------
Commitments and contingencies (Note 9)                                   $ 206,032   196,065
                                                                         =========  ========

          See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                 Consolidated Statements of Stockholders' Equity
================================================================================
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                                                         Cumulative
                                                                                         Foreign
                                                    Common     Paid-in      Retained     Translation    Treasury
                                                    Stock      Capital      Earnings     Adjustment       Stock          Total
                                                    -----      -------      --------     -----------    --------        -------
Balance at
Dec. 31, 1993                                        $147       29,913        34,911          (5,929)          0         59,042

Net income                                              0            0         5,810               0           0          5,810

Foreign currency translation adjustment                 0            0             0           5,092           0          5,092

Purchases of treasury stock                             0            0             0               0        (911)          (911)
                                                    -----      -------      --------     -----------    --------        -------
Balance at
Dec. 31, 1994                                         147       29,913        40,721            (837)       (911)        69,033

Net income                                              0            0         5,252               0           0          5,252

Foreign currency translation adjustment                 0            0             0           4,654           0          4,654
                                                    -----      -------      --------     -----------    --------        -------
Balance at
Dec. 31, 1995                                         147       29,913        45,973           3,817        (911)        78,939

Net income                                              0            0        10,946               0           0         10,946

Foreign currency translation adjustment                 0            0             0          (4,153)          0         (4,153)
Purchases of treasury stock                             0            0             0               0        (587)          (587)
Stock issued                                            0           33             0               0           0             33
                                                    -----      -------      --------     -----------    --------        -------
Balance at
Dec. 31, 1996
(Notes 6, 7 and 8)                                   $147       29,946        56,919            (336)     (1,498)        85,178
                                                    =====      =======      ========     ===========    ========        =======

          See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                      Consolidated Statements of Cash Flows
================================================================================
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                          1996         1995         1994
                                                       ---------    ---------    ---------

Cash flows from operating activities:
Net income                                             $  10,946        5,252        5,810
Adjustments  to  reconcile net
  income  to net cash provided
  by  operating activities:
     Depreciation and amortization                         6,284        6,133        4,889
     Provision for losses on accounts receivable             139        1,332          658
     Deferred income taxes                                   825         (161)         502
      Change in assets and liabilities net of effects
       of acquisition of Fibrexa:
       Accounts and notes receivable                      (2,788)      (2,751)      (7,356)
       Inventories                                        (4,557)      (1,276)      (2,626)
       Prepaid expenses and other current assets             163         (527)         517
       Accounts and notes payable -
         trade and other current liabilities               5,344        3,950        6,994
       Income taxes payable                               (1,324)          94          204
                                                       ---------    ---------    ---------
         Net cash provided by operating activities        15,032       12,046        9,592
                                                       ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                   (13,785)      (8,356)      (8,077)
  Acquisition of Fibrexa, S.A., net of cash acquired           0       (4,067)           0
  Other investing activities                              (1,149)      (3,011)        (876)
                                                       ---------    ---------    ---------
         Net cash used in investing activities           (14,934)     (15,434)      (8,953)
                                                       ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings under line of credit arrangements            16,724        7,813        7,583
  Payments under line of credit arrangements             (16,321)      (6,874)      (7,699)
  Borrowings under revolving credit facility             104,660       46,038       34,830
  Payments under revolving credit facility              (104,940)     (40,578)     (86,140)
  Borrowings under long-term loans                             0            0       50,000
  Stock (reacquired) or issued, net                         (554)           0         (911)
  Other financing activities                                 830       (4,217)       2,465
                                                       ---------    ---------    ---------
      Net cash provided by financing activities              399        2,182          128
                                                       ---------    ---------    ---------
  Effects of exchange rate changes on cash                  (225)        (100)         175
                                                       ---------    ---------    ---------
      Net increase (decrease) in cash                        272       (1,306)         942
Cash at beginning of year                                  1,845        3,151        2,209
                                                       ---------    ---------    ---------
Cash at end of year                                    $   2,117        1,845        3,151
                                                       =========    =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                        $   5,784        5,265        2,278
                                                       =========    =========    =========
       Income taxes                                    $   7,630        3,722        1,464
                                                       =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


Note 1 - Organization and Business

          Worldtex, Inc. ("Worldtex" or the "Company"), a Delaware corporation organized in July 1992, is a holding company engaged through its subsidiaries in the manufacture of covered elastic yarn, which is used to manufacture hosiery products and other apparel items. Worldtex's principal markets are in North America, South America and Europe. Worldtex's operations are concentrated in one segment: the manufacture of covered elastic yarns.

          Worldtex's principal subsidiaries are Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, Filix Lastex, S.A. ("Filix"), based in Troyes, France, and Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia. Reference to Worldtex shall include its subsidiaries unless the context shall indicate otherwise.

Note 2 - Basis of Presentation

          The consolidated financial statements of Worldtex as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 include the accounts of Regal, Rubyco, Filix and, since April 1, 1995, the accounts of Fibrexa. All significant intercompany balances and transactions for all periods are eliminated in the consolidated financial statements.

Note 3 - Summary of Significant Accounting Policies

          (a) Cash

          At December 31, 1996 and 1995, other assets include restricted cash on deposit of $2,004 and $2,234, respectively, as security for loans to Fibrexa in Colombia, South America.

          (b) Inventories

          Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

          As of December 31, 1996 and 1995, the major classes of inventory are:

                                        1996        1995
                                      -------     -------

                    Raw Materials     $12,614      12,728
                                      -------     -------
                    Work in Process     6,428       5,429
                                                  -------
                    Finished Goods     18,223      15,503
                                      -------     -------
                                      $37,265      33,660
                                      =======     =======

          (c) Property, Plant and Equipment

          Property, plant and equipment are recorded at cost and depreciated primarily using the straight-line method over the following estimated useful lives of the related assets: machinery and equipment (10 to 20 years, with

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


approximately 77% being depreciated over 20 years), structures (20 to 40 years), other equipment (5 to 10 years). Leasehold improvements are amortized over their respective lease terms or their estimated useful lives, if shorter. Repair and maintenance costs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized and depreciated. As of December 31, 1996 and 1995, property, plant and equipment consists of:


                                                 1996       1995
                                              --------   --------
                    Land                      $  2,471      2,538

                    Buildings and leasehold
                       improvements             31,181     29,729

                    Machinery and equipment     91,008     84,598
                                              --------   --------

                                               124,660    116,865

                    Less accumulated
                       depreciation and
                       amortization             34,378     32,874
                                              --------   --------

                                              $ 90,282     83,991
                                              ========   ========

          (d) Cost in Excess of Net Assets of Acquired Businesses

          The cost in excess of net assets of acquired businesses is amortized on the straight-line method over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the cost in excess of net assets of acquired businesses over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.

          (e) Forward Exchange Contracts

          Rubyco enters into forward exchange contracts as a hedge against accounts payable denominated in foreign currency. These contracts are used by Rubyco to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of its foreign business. Gains and losses on forward contracts, which are not material, are deferred and included in the measurement of the related foreign currency transactions. The impact of forward contracts on cash flows is reflected in the change in accounts and notes payable - trade. As of December 31, 1996 and 1995, $500 and $100, respectively, in contracts were outstanding.

          (f) Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for tax purposes and financial statement purposes and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to Worldtex, since Worldtex intends that such earnings will continue to be invested in those countries. At December 31, 1996, the cumulative amount of foreign undistributed earnings amounted to approximately $40,633. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

          (g) Foreign Exchange

          Assets and liabilities denominated in foreign currencies have been translated into U. S. dollars at the period-end exchange rate. Translation gains and losses are accounted for in a separate component of stockholders' equity. The exchange gains and losses arising on transactions are charged to income as incurred. Revenues and expenses denominated in foreign currencies have been translated into U.S. dollars at the weighted average exchange rate.

          (h) Earnings per Share

          Earnings per share are calculated based upon the weighted average number of common shares outstanding and common equivalent shares during the year.

          (i) Revenue Recognition

          Revenue from sales is recognized when goods are shipped to the customer.

          (j) Interest Rate Swap

          The interest rate swap agreement is accounted for like a hedge of the underlying debt obligation and interest expense is recorded using the revised interest rate, with fees and other payments amortized as yield adjustments.

          (k) Stock Options

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

          (l) Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          (m) Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net earnings as previously reported.

Note 4 - Notes Receivables

          Filix has the U.S. dollar equivalent of approximately $4,500 and $5,252 of non-interest bearing notes receivable as of December 31, 1996 and 1995, respectively, with maturities within four months of the periods ended.

Note 5 - Short-Term Borrowings

          Short-term debt consists of notes payable to banks and advances under bank lines of credit and overdraft facilities.

          Fibrexa has available the U.S. dollar equivalent of $2,800 under various bank lines of credit providing for unsecured borrowings and letter of credit financing generally due in 90 days. At December 31, 1996 and 1995, $1,324 and $939, respectively, were outstanding under these agreements at average interest rates of 7.57% and 7.44% respectively.

          Filix has available the U.S. dollar equivalent of $17,341 under various bank lines of credit and overdraft facilities bearing interest at 4.21%. At December 31, 1996 and 1995, no amounts were outstanding under these facilities.

          Rubyco has available the U.S. dollar equivalent of $1,095 under a bank line of credit, due on demand, providing for unsecured borrowings and letter of credit financing at the bank's prime rate (4.75% at December 31, 1996). The line of credit is guaranteed by the Company. At December 31, 1996 and 1995, $18 and $0, amounts respectively, were outstanding under this agreement.

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


Note 6 - Long-term Debt

          As of December 31, 1996 and 1995, long-term debt consists of:

                                              1996             1995
                                             -------          ------
7.50% Senior Notes due July 1,
   1998 through July 1, 2004                 $50,000          50,000
Revolving credit facilities with
   interest at variable rates
   (6.56% and 6.86% weighted
   average rate as of December
   31, 1996 and 1995) due
   May 31, 1999                               12,390          12,670

Other indebtedness, primarily
   fixed rate debt, due at
   various dates through 2007                  6,998           7,517
                                             -------          ------
                                              69,388          70,187
Less current installments                      1,634           1,240
                                             -------          ------
                                             $67,754          68,947
                                             -------          ------

The aggregate annual maturities of long-term debt during each of the five years subsequent to December 31, 1996 are as follows:


                   Year ending
                   December 31                Amount
                   -----------               --------
                      1997                   $  1,634
                      1998                      7,849
                      1999                     20,068
                      2000                      9,089
                      2001                      7,889
                    Thereafter                 22,859
                                             --------
                                              $69,388
                                             ========

          During 1994, the Company entered into Senior Note Agreements which provide a total $50,000 ten year loan due July 1, 2004 with interest at the annual rate of 7.5%. Annual principal payments of $7,100 are due beginning July 1, 1998. The agreements contain various covenants requiring the maintenance of certain ratios and amounts pertaining to stockholders' equity, working capital and net income. In addition, the agreements restrict future borrowings, capital spending and the payment of dividends. At December 31, 1996, Worldtex was in compliance with the various covenants.

          The Company has an interest rate swap agreement with a commercial bank that effectively converts a portion of its $50,000 Senior Notes from fixed rate debt to a floating rate based on LIBOR for a period of three years ending July 1999. At December 31, 1996, the swap agreement had a notional principal amount of $25,000. The floating rate is reset every six months during the term of the

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


interest rate swap agreement with interest due January 21 and July 21. The agreement effectively changed the interest rate on $25,000 from 7.5% to approximately 6.24%, 7.87%, 7.08%, 6.59% and 6.77% for the six month intervals ended January 21, 1995 through January 21, 1997 at which time the effective interest rate for this portion of the debt was decreased to 6.52% for the next six months. The estimated amount at which the Company could terminate this agreement was approximately at a gain of $398 at December 31, 1996. Net amounts due under this agreement decreased interest expense for 1996 by $201, for 1995 by $20 and for 1994 by $137. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the swap agreement to be remote and that any losses would be immaterial.

          The Company's revolving credit agreement provides a maximum of $35,000 in revolving credit, of which $12,390 was outstanding at December 31, 1996 and $12,670 was outstanding at December 31, 1995. The agreement carries a commitment fee of .25% of the unused revolving credit. The revolving credit facilities terminate May 31, 1999 with an option to extend for two years at the Company's discretion. The revolving credit agreement contains various covenants requiring the maintenance of certain ratios and amounts pertaining to stockholders' equity, working capital, debt to capitalization and fixed charge coverage. In addition, the agreement restricts capital spending and the payment of dividends. At December 31, 1996, Worldtex was in compliance with the various covenants.

          Under the most restrictive of these debt agreements, $8,900 of retained earnings was unrestricted as to the payment of dividends and other distributions as of December 31,1996.

Note 7 - Stockholders' Equity

          Worldtex is authorized to issue up to forty million shares of common stock, $.01 par value and ten million shares of preferred stock, $.01 par value. As of December 31, 1996 and 1995, there were issued and outstanding 14,403,271 and 14,475,571 shares of common stock, respectively, and no shares of preferred stock. Worldtex is authorized to repurchase up to one million shares of its common stock. In 1996, 78,500 shares were purchased and as a result 266,300 shares are carried at cost as Treasury Stock.

          Preferred stock is issuable in one or more series with dividend rates, liquidation preferences and redemption, conversion and voting rights as may be determined by Worldtex's Board of Directors.

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


          In connection with Worldtex's formation, each shareholder received, in addition to one share of Worldtex common stock, one share purchase right for each outstanding share of the former parent's common stock. Each right entitles the registered holder to purchase from Worldtex a unit ("Unit") consisting of one one-hundredth of a share of preferred stock of Worldtex, at a price of $30 per Unit. The share purchase rights are not exercisable or transferable apart from Worldtex common stock until the earlier to occur of 1) the tenth day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Worldtex common stock (an "Acquiring Person"), or 2) the tenth business day following the commencement of a tender offer or exchange offer if, upon consummation thereof, any person or group would be an Acquiring Person. The share purchase rights will expire at the close of business on December 31, 2002, unless earlier redeemed or exchanged by Worldtex.

          Under the terms of the Worldtex 1992 Stock Incentive Plan, as amended by the stockholders in May 1994, options to purchase up to 1,400,000 shares of common stock may be awarded to officers and employees. Options granted under the plan may be for such terms and exercised at such times as determined at the time of grant by the Compensation Committee of the Board of Directors. In addition, the Plan provides that each outside director will be granted an option to purchase 10,000 shares of common stock of the Company. As of December 31, 1996, 78,000 shares were reserved for future awards under the plan. The 1992 Stock Incentive Plan also includes provisions for the granting of stock appreciation rights, restricted stock, deferred stock, employee loans and tax offset payments. At December 31, 1996, no such grants had been issued, except for limited stock appreciation rights applicable if there is a change of control (as defined) of the Company.

          The following table summarizes stock option activity during each of the last three years:

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)



                                                                Weighted
                                                                Average
                                               Number of        Exercise
                                                 shares         Price
                                               ---------        --------
Balance at
   December 31, 1993                             578,000        $6.49
   Options Granted                               436,000        $4.19
   Options Exercised                                   0         -
   Options Canceled                               18,000        $5.33
                                               ---------
Balance at
   December 31, 1994                             996,000        $5.50
   Options Granted                                86,000        $6.44
   Options Exercised                                   0         -
   Options Canceled                                5,000        $6.44
                                               ---------
Balance at
   December 31, 1995                           1,077,000        $5.57
   Options Granted                               255,000        $4.82
   Options Exercised                               6,200        $5.43
   Options Canceled                               10,000        $4.19
                                               ---------
Balance at
   December 31, 1996                           1,315,800        $5.44
                                               =========
Options Exercisable:
   December 31, 1994                             281,333        $6.39
   December 31, 1995                             507,200        $6.03
   December 31, 1996                             737,400        $5.91
Weighted average fair value of options granted:
   December 31, 1995                              $ 3.01
   December 31, 1996                              $ 2.27

          Options outstanding at December 31, 1996:


                                        Weighted
                                        Average             Weighted
   Range of                             Remaining           Average
   Exercise          Number of          Contractual         Exercise
    Prices             Shares           Life                Price
-------------        ---------          -----------         --------
$4.19 - $4.75         657,800           8.0 yrs              $ 4.40
$6.44 - $6.75         658,000           6.3 yrs              $ 6.48

        Options exercisable at December 31, 1996:


                                        Weighted
                                        Average             Weighted
   Range of                             Remaining           Average
   Exercise          Number of          Contractual         Exercise
    Prices             Shares           Life                Price
-------------        ---------          -----------         --------
$4.19 - $4.75         179,700           8.0 yrs              $ 4.40
$6.44 - $6.75         557,700           6.3 yrs              $ 6.48

          The Company applies Accounting Principles Board Opinion No. 25 and accordingly recognizes compensation expense to the extent the quoted market price of the stock exceeds the amount the employee is required to pay as of the date of grant of the option. 200,000 options were issued at less than quoted market value and $30 has been charged to compensation cost in 1996, 1995 and

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


1994 respectively. These 200,000 options, plus 200,000 options issued at quoted market value, vest ratably over three years while all other options vest ratably over five years. The options have a ten year term.

          Had compensation cost for the Company's stock option plan been determined consistent with Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would be as follows:


                                                1996           1995
                                                ----           ----
Net income as reported                        $10,946          5,252
   Pro forma                                  $10,872          5,240
Net income per share as reported                 $.75            .36
   Pro forma                                     $.75            .36


          The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 27% and 29%; risk-free interest rates of 5.5% and expected lives of eight years.

Note 8 - Employee Benefit Plans

          Employees of Regal participate in a non-contributory profit-sharing plan for all eligible employees, including officers. The plan provides for minimum employer contributions of the lesser of five percent of Regal's income before taxes plus a discretionary amount determined by the Regal Board of Directors or the maximum amount deductible for Federal income tax purposes. Provisions for the years ended December 31, 1996, 1995 and 1994 were $60, $27 and $23 respectively.

          Regal employees participate in the Worldtex Employee Stock Ownership Plan ("Worldtex ESOP"). The Worldtex ESOP provides eligible employees with an opportunity to purchase Worldtex common stock through payroll deductions, and subject to certain limitations was matched by Worldtex. The Worldtex contribution was suspended indefinitely effective June 1, 1996. Contributions to the Worldtex ESOP are invested by an independent trustee in common stock of Worldtex. Stock attributable to Worldtex contributions vests at the rate of 20% for after two years of service, with 20% vesting added for each year, up to five years of service, at which point an employee is 100% vested in the plan. Contributions to the Worldtex ESOP were $50, $124 and $150 in 1996, 1995 and 1994 respectively. Effective June 1, 1996, the Worldtex ESOP was amended and renamed The Worldtex, Inc. Profit Sharing and Retirement Savings Plan in order to merge the Regal profit-sharing, the Worldtex ESOP, and the Worldtex, Inc. 401(k) plans. All vesting schedules for Company contributions were conformed to the one described above for the ESOP plan.

          Employees of Rubyco participate in a Registered Retirement Savings plan. The plan provides for employee contributions of 4% of salary to a maximum

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


of $2.6 per employee with corresponding contributions by Rubyco of 5% of salary in 1996 and 1995 (and 4% in 1994), to a maximum of $2.6 per employee. Provisions for the years ended December 31, 1996, 1995 and 1994 were $27, $27 and $25 respectively.

          Filix is legally obligated to contribute to an employee profit-sharing plan whereby annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Provisions for the years ended December 31, 1996, 1995 and 1994 were $902, $780 and $580 respectively.

          Under the terms of an industry-wide labor agreement, Filix employees are entitled to a lump-sum payment at normal retirement age of up to four months salary depending on their number of years of service. Such amounts are payable only if the employee remains with Filix until retirement. The plan is not funded. The following table sets forth the plan's unfunded status as of December 31, 1996 and 1995:


                                                              1996        1995
                                                              ----        ----
Actuarial present value of benefit obligations:
Vested benefit obligations                                   $  -           -
                                                             ======       =====
Accumulated benefit obligation                               $ (256)       (327)
                                                             ======       =====
Projected benefit obligation                                 $ (299)       (384)
Plan assets at fair value                                       -           -
                                                             ------       -----
Projected benefit obligation in
excess of plan assets                                          (299)       (384)
Unrecognized net loss                                            99         120
                                                             ------       -----
Accrued pension liability                                    $ (200)       (264)
                                                             ======       =====

          Net periodic pension cost of the Filix agreement for the years ended December 31, 1996, 1995 and 1994 included the following components:


                                          1996        1995        1994
                                          ----        ----        ----
Service cost                              $11           9           7
Interest cost on
projected                                  25          26          19
benefit obligation
Amortization of
(gain)/loss                                11           0           0
Net periodic pension cost                 $47          35          26

          The projected benefit obligation at December 31, 1996 and 1995 was determined using an assumed discount rate of 7.5% and 7% respectively. The assumed long-term rate of increase in compensation was 3% for 1996 and 1995.

          Worldtex has an unfunded supplemental death and retirement plan for certain key employees. The accrued pension liability at December 31, 1996 and 1995 was $1,287 and $765 respectively. Net periodic pension cost was $522, $72 and $68 in 1996, 1995 and 1994 respectively.

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)


Note 9 - Commitments and Contingencies

          Future minimum lease payments under noncancelable operating leases, primarily for real property, as of December 31, 1996 are:

                    1997           $ 1,130
                    1998             1,138
                    1999             1,154
                    2000             1,246
                    2001                59
                                   -------
                    Total          $ 4,727
                                   =======

          Rental expense for cancelable and noncancelable operating leases charged to operations for the years ended December 31, 1996, 1995 and 1994 was approximately $974, $647 and $427 respectively.

          In the normal course of business, Worldtex and its subsidiaries may sometimes be named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on Worldtex's operations, financial position or liquidity.

Note 10 - Accounts and Notes Payable - Trade and Other Liabilities

          Accounts and notes payable - trade and other liabilities consist of the following as of December 31, 1996 and 1995:


                                                           1996        1995
                                                           ----        ----
Accounts and other payables - trade                      $21,229      16,206
Salaries, wages and other compensation                     3,502       2,982
Pensions, profit sharing and employee benefits             1,530       1,445
Taxes, other than income taxes                               831         457
Interest                                                   2,109       2,110
Other                                                      1,053       1,790
                                                         -------      ------
Total                                                    $30,254      24,990
                                                         =======      ======

Note 11 - Income Taxes

          The provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)




                     U.S.                     U.S. State
                    Federal       Foreign       & Local       Total
                    -------       -------     ----------      -----
1996
Current             $   90         5,711           22         5,823
Deferred              (154)          758          (12)          592
                    ------         -----          ---         -----
Total               $  (64)        6,469           10         6,415
                    ======         =====          ===         =====
1995
Current             $    0         5,037            0         5,037
Deferred              (717)          834         (175)          (58)
                    ------         -----          ---         -----
Total               $ (717)        5,871         (175)        4,979
                    ======         =====          ===         =====
1994
Current             $ (424)        3,093         (103)        2,566
                    ------         -----          ---         -----
Deferred               195           245           52           492
                    ------         -----          ---         -----
Total               $ (229)        3,338          (51)        3,058
                    ======         =====          ===         =====

          Income before income taxes for the years ended December 31, 1996, 1995 and 1994 is comprised as follows:


                         1996              1995               1994
                      ---------         ---------          ---------
U.S.                  $   (365)           (1,959)             (813)
Foreign                 17,726            12,190             9,681
                      --------            ------             -----
                      $ 17,361            10,231             8,868
                      ========            ======             =====

          A reconciliation for the years ended December 31, 1996, 1995 and 1994 between the amount computed using the U.S. Federal income tax rate and the effective rate of tax on book income is as follows:


                                               1996        1995         1994
                                               ----        ----         ----
Statutory U.S. Federal
  income tax rate                              34.0%       34.0%        34.0%
State and local income
  taxes, net of U.S.
  Federal income tax benefit                    -          (1.1)        (0.5)
Effect of increase in French
  tax rate on deferred taxes                    -           8.7          -
Amortization of goodwill                        1.9         3.0          3.2
Other, net                                      1.1         4.1         (2.2)
                                               ----        ----         ----
Effective rate of tax on
  book income                                  37.0%       48.7%        34.5%
                                               ====        ====         ====

          In July 1995, the French parliament enacted a provision that increased the tax rate from 33.33% to 36.67%. The rate increase resulted in a $889 charge to the 1995 income tax provision to increase the deferred tax liability as of January 1, 1995, to the higher enacted income tax rate.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)



                                                1996               1995
                                              --------           -------
Deferred tax assets:
     Inventories                              $    196               199
     Employee benefits                             739               551
     Other nondeductible reserves                1,136             1,635
                                              --------           -------
                                                 2,071             2,385
                                              --------           -------
Deferred tax liabilities:
     Property, plant and equipment             (16,813)          (16,792)
     Imputed interest                             (838)             (868)
                                              --------           -------
                                               (17,651)          (17,660)
                                              --------           -------
Net deferred income taxes                     $(15,580)          (15,275)
                                              ========           =======


          Deferred taxes are classified in the accompanying Consolidated Balance Sheet captions as follows:


                                                 1996          1995
                                                 ----          ----
Prepaid expenses and current assets            $  1,449        1,676
Deferred income taxes                           (17,029)     (16,951)
                                               --------      -------
                                               $(15,580)     (15,275)
                                               ========      =======

          There was no valuation allowance for deferred tax assets as of December 31, 1996 and there was no change in this valuation allowance during the years ended December 31, 1996 and 1995. Based upon the level of historical taxable income and the expected reversal of future taxable temporary differences, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1996.

Note 12 - Geographic Information

          Financial information by geographic area for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                               North                        South
                              America         Europe       America       Total
                              -------         ------       -------       -----
1996
Net Sales                    $ 86,280         109,785       11,764      207,829
Operating Profit                2,469          19,049          975       22,493
Identifiable  Assets           79,598         101,452       24,982      206,032
1995
Net Sales                      80,721         100,577        6,683      187,981
Operating Profit  (loss)         (311)         14,878        1,187       15,754
Identifiable Assets            80,514          99,439       16,112      196,065
1994
Net Sales                      88,241          76,413            -      164,654
Operating Profit                1,280          11,206            -       12,486
Identifiable Assets          $ 80,480          85,925            -      166,405

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)



Note 13 - Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires all entities to disclose the fair value of certain on- and off-balance sheet financial instruments in their financial statements.

          (a) Cash, Accounts and Notes Receivable and Accounts and Notes Payable

          The carrying amount approximates fair value because of the short maturity of these instruments.

          (b) Long-Term Debt

          The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of the Company's long-term debt instruments are:


                                     December 31, 1996
                                 --------------------------
                                 Carrying        Estimated
                                  Amount         Fair Value
                                 --------        ----------
7.50% Senior Notes                $50,000          52,509
Revolving credit facilities        12,390          12,365
Other indebtedness                  6,998           7,070
                                  -------          ------
Total                             $69,388          71,944
                                  =======          ======

          (c) Forward Exchange Contracts

          The forward exchange contracts described in Note 3(e) are relatively simple, short-term instruments in which future exchange rates are locked in for a fee.

          (d) Interest Rate Swap

          The interest rate swap described in Note 3(j) is discussed  further in
Note 6.

          (e) Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 14 - Acquisitions

          During the second quarter of 1995, a wholly owned subsidiary of the Company acquired substantially all of the assets of Fibrexa, a manufacturer of covered yarn based in Bogota, Colombia. The consideration for the purchase was approximately $4,400 in cash, assumption of approximately $6,500 in debt and contingent payments based on earnings from the Company's South American operations over a five-year period. The funds for this purchase were obtained

                                 WORLDTEX, INC.
                   Notes to Consolidated Financial Statements
================================================================================
               (Dollars in thousands except for per share amounts)



from the Company's cash on hand and borrowings under the Company's Revolving Credit Agreement. The excess of cost over fair value of the net assets acquired was approximately $800 at acquisition and $1,500 at year end 1995, and $2,000 at December 1996 due to contingency payments per the purchase agreement and will be amortized on a straight-line method over 40 years. The acquisition was accounted for as a purchase and accordingly, the net assets and operations of Fibrexa have been included in the Company's consolidated financial statements beginning on the effective acquisition date of April 1, 1995.

Note 15 - Related Party Transactions

          In 1996 and 1995, other assets include a $600 noninterest bearing note receivable due in the year 2000 from a senior executive.

Note 16 - Concentrations

          The company currently buys a significant portion of its Lycra and spandex yarn, an important component of its products, from a single supplier. There are a limited number of manufacturers of this raw material and a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

          Worldtex served over 1,500 customers in 1996. In 1995, one customer accounted for 10.5% of consolidated net sales. In 1996 and 1994, no customer represented over 10% of consolidated net sales. Trade accounts receivable to South American customers as of December 31, 1996 are approximately $4,245 of which $2,544 are collateralized by letters of credit, insurance or other security. The majority of Worldtex's sales are attributable to the sale of covered elastic yarn. Any significant decline in demand for covered elastic yarn would have a material adverse effect on the operations of Worldtex.

Note 17 - Restructuring Charge

          In December 1995, the Company recorded a year-end charge of $1,715 (or eight cents per share, net of taxes) for the closure of a Canadian manufacturing facility and the Company's Buenos Aires, Argentina distribution branch. The charge included accruals for severance, inventory adjustments, accounts receivable reserves, and equipment and building write downs to estimated fair market values. $1,300 was reflected as cost of goods sold and $400 as selling and administrative expenses.

          As of December 31, 1996, $1,315 is reserved primarily for the disposition of a manufacturing facility, inventory valuation, and allowances for the collectibility of accounts receivables related to the closed operations.

                                 WORLDTEX, INC.
                       Supplementary Financial Information
--------------------------------------------------------------------------------
                  Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands except per share amounts)




Unaudited Quarterly        Net              Gross             Net       Net Earnings Per
  Financial Data          Sales            Profit           Income          Share (A)
-------------------     --------           ------           ------      ----------------
1996 Quarter:
         First          $ 51,899            9,746            2,700            .19
         Second           53,140           10,279            3,226            .22
         Third            50,150            8,965            2,481            .17
         Fourth           52,640           10,085            2,539            .17
                        --------           ------           ------
                        $207,829           39,075           10,946
                        ========           ======           ======
1995 Quarter:
         First          $ 46,395            8,269            2,138            .15
         Second           49,100            8,605            2,360            .16
         Third            47,314            7,818              395            .03
         Fourth           45,172            6,770              359            .02
                        --------           ------           ------
                        $187,981           31,462            5,252
                        ========           ======           ======
1994 Quarter:
         First          $ 36,426            5,386            1,115            .08
         Second           42,887            7,011            1,842            .13
         Third            41,626            6,158            1,387            .10
         Fourth           43,715            7,433            1,466            .10
                        --------           ------           ------
                        $164,654           25,988            5,810
                        ========           ======           ======

(A) Earnings per share are calculated based upon the weighted average number of common shares outstanding and common equivalent shares during the year.

                                 WORLDTEX, INC.
                 Schedule II - Valuation and Qualifying Accounts
--------------------------------------------------------------------------------
                  Years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                                   Additions
                                                           -----------------------
                                           Balance at      Charged to                  Deductions     Balance at
                                           Beginning       Cost and                      from         End of
                                           of Period       Expenses         Other      Reserves       Period
                                           ----------      ----------       ------     ----------     ----------
1996
----
     Allowance for doubtful accounts        $2,623           139             -         173(A)         2,589

1995
----
     Allowance for doubtful accounts        $1,160           1,332          382(B)     251(A)         2,623

1994
----
     Allowance for doubtful accounts        $  472             995           -         307(A)         1,160


Notes:

(A) Accounts charged off, recoveries, and other adjustments, net.
(B) Increases to reserves reflecting subsidiary purchase price allocation

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

          Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Item 11.  Executive Compensation
--------  ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          Reference is made to the information responsive to the Items comprising this Part III that is contained in Worldtex's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

Financial Statements and Schedules
----------------------------------

          The financial statements and financial statement schedules included in this Report are listed in the introductory portion of Item 8.

Exhibits
--------

          The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts or compensatory plans are indicated by an asterisk):


 Exhibit No.        Description
 -----------        -----------
     2.1            Purchase  Agreement,  dated  as of  March  28,  1995,  among
                    Fibrexa,   S.A.,  the  stockholders  of  Fibrexa,   Worldtex
                    Colombiana,  Ltda. and Worldtex -- filed as Exhibit 2 to the
                    Company's  report  on  Form  8-K  dated  June  5,  1995  and incorporated herein by reference.

     3.1            Certificate of Incorporation of Worldtex -- filed as Exhibit
                    3.1 to Worldtex's  Registration  Statement on Form 10, dated
                    October 1, 1992, as amended, and incorporated herein by reference.

     3.2            By-Laws of Worldtex  -- filed as Exhibit  3.2 to  Worldtex's
                    Registration Statement on Form 10, dated October 1, 1992, as amended, and incorporated herein by reference.

     4.1 Share Purchase Rights Agreement, dated as of August 1, 1992, by and between Worldtex and Chemical Bank as Rights Agent -- filed as Exhibit 4.1 to the Company's Annual Report on Form
                    10-K for 1992 and incorporated herein by reference.

     4.2 Note Purchase Agreement, dated July 11, 1994, providing for the issuance of $50,000,000 7.50% Senior Notes due 2004 -- filed as Exhibit 4.2 to the Company's = Annual Report on
                    Form 10-K for 1994 and incorporated herein by reference.

     4.3            Amendment  No. 1, dated as of January 30, 1995,  to the Note
                    Agreement, dated July 11, 1994 -- filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

     10.1           Distribution  Agreement  dated  as  of  November  12,  1992, between  W&G and  Worldtex  -- filed as Exhibit  10.1 to the
                    Company's   Annual   Report   on  Form  10-K  for  1992  and
                    incorporated herein by reference.

     10.2           Tax Sharing Agreement dated as of November 12, 1992, between
                    W&G and Worldtex -- filed as Exhibit  10.2 to the  Company's
                    Annual Report on Form 10-K for 1992 and incorporated herein by reference.

     10.3           Employment  Agreement,  dated  November  15,  1993,  between
                    Worldtex and Richard J. Mackey -- filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.*

     10.4           Employment  Agreement,  dated  November  15,  1993,  between
                    Worldtex and Barry D. Setzer -- filed as Exhibit 10.4 to the
                    Company's   Annual   Report   on  Form  10-K  for  1993  and
                    incorporated herein by reference.*

     10.5 1992 Stock Incentive Plan of Worldtex, as amended -- filed as Appendix A to Worldtex's proxy statement, dated April 1, 1994, for the 1994 Annual Meeting of Stockholders, and incorporated herein by reference*.

     10.7           Amendment No. 1 to the Credit  Agreement -- filed as Exhibit
                    10.7 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.

     10.8           Amendment No. 2 to the Credit  Agreement -- filed as Exhibit
                    10.8 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.

     10.9           Amendment No. 3 to the Credit  Agreement -- filed as Exhibit
                    10.9 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

     10.10          Amendment No. 4 to the Credit Agreement -- filed herewith.

     10.11          Amendment No. 5 to the Credit Agreement -- filed herewith.

     11.1 Statement re computation of earnings per share -- filed herewith.

     21.1           Subsidiaries of Worldtex -- filed herewith.

     23.1           Consent of KPMG Peat Marwick LLP -- filed herewith.

     24.1           Powers  of  Attorney   executed  by  certain  directors  and
                    officers  of  Worldtex  --  filed  as  Exhibit  25.1  to the
                    Company's   Annual   Report   on  Form  10-K  for  1992  and
                    incorporated herein by reference.

     24.2 Powers of Attorney executed by Mitchell R. Setzer -- filed as Exhibit 24.2 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

     24.3           Powers of  Attorney  executed by Claude D. Egler -- filed as
                    Exhibit 24.3 to the Company's Annual Report on Form 10-K for
                    1996 and incorporated herein by reference.

     27.1           Financial Data Schedule (filed with EDGAR only)

8-K Reports
-----------

          During the last quarter of the Company's 1996 fiscal year, the Company filed no reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997

                                      WORLDTEX, INC.



                                      By  /s/Richard J. Mackey
                                         ---------------------------------------
                                             Richard J. Mackey
                                             Chairman of the Board and
                                             Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


/s/Richard J. Mackey
-----------------------------------------------------
Richard J. Mackey, Chairman of the Board,
Chief Financial Officer, Director and
Attorney for the persons indicated by asterisk

BARRY D. SETZER*
Barry D. Setzer, Director, President
and Chief Executive Officer

MITCHELL R. SETZER*
Mitchell R. Setzer, Secretary/Treasurer
and Principal Accounting Officer

SIDNEY B. BECKER*
Sidney B. Becker, Director

CLAUDE D. EGLER*
Claude D. Egler, Director

JOHN B. FRASER*
John B. Fraser, Director


-----------------------------------------------------
Salim M. Ibrahim, Director

AUSTIN LIST*
Austin List, Director

WILLI ROELLI*
Willi Roelli, Director

JOHN K. ZIEGLER*
John K. Ziegler, Director

MICHAEL B. WILSON*
Michael B. Wilson, Director