Form 10-Q
period 1997-03-31
WORLDTEX INC
filed 1997-05-15
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997
Commission file number 1-11438

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
Yes X No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            DATE                    CLASS                   SHARES OUTSTANDING
            ----                    -----                   ------------------

      March 31, 1997             Common Stock                    14,405,671


                                 WORLDTEX, INC.

                                      INDEX
                                      -----


                                                               PAGE NUMBER
                                                               -----------
PART I - Financial Information

         Consolidated Balance Sheets at March 31,                   1
         1997 (Unaudited) and December 31, 1996

         Consolidated Statements of Income
         (Unaudited) for the Three Months
         Ended March 31, 1997 and 1996                              2

         Consolidated Statements of Cash
         Flows (Unaudited) for the Three
         Months Ended March 31, 1997 and 1996                       3

         Notes to Consolidated Financial
         Statements (Unaudited)                                     4

         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                              5 - 7

PART II - Other Information                                         8



                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         March 31,      December 31,
                                                           1997            1996
                                                         ---------      -----------
                                                        (UNAUDITED)
                             ASSETS
 Current assets:
   Cash                                                $   4,337         2,117
   Accounts and notes receivable, less allowance
     for doubtful accounts of $2,564 in 1997 and
     $2,589 in 1996                                        39,458       39,868
   Inventories:
       Raw materials                                       12,339       12,614
       Work-in-process                                      6,113        6,428
       Finished goods                                      18,657       18,223
                                                        ---------    ---------
       Total inventories                                   37,109       37,265

   Prepaid expenses and other current assets                3,656        2,975
                                                        ---------    ---------
       Total current assets                                84,560       82,225

Property, plant and equipment, at cost:
       Land                                                 2,316        2,471
       Buildings and leasehold improvements                29,883       31,181
       Machinery and equipment                             89,099       91,008
                                                        ---------    ---------
       Less accumulated depreciation and amortization      34,747       34,378
                                                        ---------    ---------
       Property, plant and equipment - net                 86,551       90,282

Other assets                                                5,119        5,147
Cost in excess of net assets of acquired businesses,
   net of accumulated amortization of $7,052 in 1997
   and $7,115 in 1996                                      26,807       28,378
                                                        ---------    ---------
                                                        $ 203,037      206,032
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                $   2,412        1,342
   Current installments of long-term debt                   1,259        1,634
   Accounts and notes payable - trade and other
     liabilities                                           27,181       30,254
   Income taxes payable                                     1,729        1,525
                                                        ---------    ---------
       Total current liabilities                           32,581       34,755

Long-term debt                                             71,402       67,754
Other long-term liabilities                                 1,244        1,316
Deferred income taxes                                      16,358       17,029
                                                        ---------    ---------
       Total liabilities                                  121,585      120,854

Stockholders' equity:
   Preferred stock                                             -            -
   Common stock                                               147          147
   Paid-in capital                                         29,963       29,946
   Retained earnings                                       59,585       56,919
   Cumulative foreign translation adjustment               (6,745)        (336)
   Treasury stock, at cost                                 (1,498)      (1,498)
                                                        ---------    ---------
       Total stockholders' equity                          81,452       85,178
                                                        ---------    ---------
Commitments and contingencies                           $ 203,037      206,032
                                                        =========    =========

           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                    UNAUDITED


                                                       Three Months Ended
                                                            March 31,
                                                      1997              1996
                                                      ----              ----

Net sales                                          $ 50,918             51,899
Cost of goods sold                                   41,676             42,153
                                                   --------            -------

      Gross profit                                    9,242              9,746
Selling & administration expense                      3,780              3,840
                                                   --------            -------

      Operating profit                                5,462              5,906
Interest expense                                     (1,406)           ( 1,530)
Other income (expense) - net                             70                  3
                                                   --------            -------

      Income before income taxes                      4,126              4,379
Provision for income taxes                            1,460              1,679
                                                   --------            -------

Net income                                          $ 2,666              2,700
                                                   ========            =======

Net income per share                               $   0.18               0.19
                                                   ========            =======

Weighted average shares outstanding                  14,930             14,548
                                                   ========            =======



 See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED

                                                       Three Months Ended
                                                            March 31,
                                                      1997              1996
                                                      ----              ----

Cash flows from operating activities:
Net income                                         $ 2,666             2,700
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
           Depreciation and amortization             1,544             1,306
           Provision for losses on accounts
             receivable                                 37                82
           Deferred income taxes                       111               464
           Change in assets and liabilities:
                Accounts and notes receivable      ( 1,821)          ( 3,190)
                Inventories                         (1,557)              619
                Prepaid expenses and other
                  current assets                      (770)               16
                Accounts and notes payable -
                  trade and other current
                  liabilities
                                                    (1,804)             (599)
                Income taxes payable                   404               553
                                                    -------         --------
                Net cash provided by (used in)
                    operating activities            (1,190)            1,951
                                                    -------         --------
Cash flows from investing activities:
      Capital expenditures                          (1,653)           (1,955)
      Other investing activities                         2              (826)
                                                    -------         --------
           Net cash used in investing
             activities                             (1,651)           (2,781)
                                                    -------         --------
Cash flows from financing activities:
      Borrowings under line of credit
        arrangements                                 1,322             1,035
      Payments under line of credit
        arrangements                                  (252)           (1,000)
      Borrowings under revolving credit
        facility                                    27,040            22,890
      Payments under revolving credit
        facility                                   (22,980)          (19,360)
      Stock issued                                      16                 0
      Other financing activities                      (421)              (48)
                                                    -------         --------
           Net cash provided by financing
             activities                              4,725             3,517
                                                    -------         --------
           Effects of exchange rate
             changes on cash                           336               (35)
                                                    -------         --------

           Net increase in cash                      2,220             2,652
Cash at beginning of year                            2,117             1,845
                                                    -------         --------
Cash at end of period                              $ 4,337             4,497
                                                    =======         ========
Supplemental  disclosure of cash flow
  information:
   Cash paid during the period for:
           Interest                                $  2,197            2,384
                                                    =======         ========
           Income taxes                            $  1,927            1,014
                                                    =======         ========

         See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1996. The December 31, 1996 amounts included in the financial statements are derived from December 31, 1996 audited financial statements and notes thereto.

                                 WORLDTEX, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales for the three months ended March 31,1997 were $50.9 million and earnings were $2.7 million compared with sales of $51.9 million and earnings of $2.7 million for the comparable period in 1996.

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                       Three Months Ended
                                                            March 31,
                                                      1997              1996
                                                      ----              ----

Net sales                                        100.0%                100.0%
                                                 ------                -----

Gross margin                                      18.1%                 18.8%

Selling and administration expense                 7.4%                  7.4%
                                                 -------               ------

      Operating profit                            10.7%                 11.4%

Interest expense                                 ( 2.7%)               ( 3.0%)

Other income (expense) - net                        .1%                   -
                                                 ------                ------

Income before income taxes                         8.1%                  8.4%
                                                 ------               ------


For the three months ended March 31, 1997, sales decreased by $1 million or 1.9% compared to the three months ended March 31, 1996.

Sales from North American operations increased 10.2% for the three months ended March 31, 1997 from the corresponding period in 1996. Sales from French operations decreased 13.2% for the three months ended March 31, 1997 from the corresponding period in 1996. The stronger U.S. dollar versus the French Franc reduced the French subsidiary sales by approximately 9.5% during the quarter. Sales in the Company's South American operation increased 31.3% (excluding intercompany sales) for the three months ended March 31, 1997 from the corresponding period in 1996. The reduced value of the Colombian Peso lowered South American sales by approximately 2.4% during the quarter.

The volume increase for the first quarter of 1997 in North America was due primarily to increased market share and expanding diversification into markets that offer higher margins. Sales from the French operations decreased over the prior year same period due primarily to the weaker French Franc translated to

                                 WORLDTEX, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


U.S. dollars for reporting purposes. The volume increases in South America reflect the continuing efforts to expand production in the Company's lower cost operation.

Gross profit margins decreased primarily because the Company's costs were spread over lower sales. Selling and administrative expenses decreased 1.6% but did not change as a percentage of net sales.

Interest expense for the three months ending March 31, 1997 decreased from the corresponding period in 1996 due to lower average effective interest rates.

The Company had an effective income tax rate of 35.4% for the three months ended March 31, 1997 compared to 38.3% for the same period in 1996. This decrease resulted primarily because of a lower effective tax rate attributable to the Company's South American operation.

LIQUIDITY;  CAPITAL RESOURCES
-----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

At March 31, 1997, $16.4 million was outstanding under the Company's Revolving Credit Agreement and approximately $18.6 million was available for future borrowings. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa Ltda., had available approximately $16 million, $1.1 million, and $2.8 million, respectively, under various bank lines of credit and overdraft facilities. At March 31, 1997, Filix, Rubyco and Fibrexa had outstanding debt under these agreements of $0, $.2 and $2.2 million, respectively. The most restrictive covenant of the Company's Credit Agreement and Note Agreement limit short-term borrowings by the Company's subsidiaries to a total of approximately $15.5 million at March 31, 1997. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

Cash totaled $4.3 million at March 31, 1997, representing a net increase of $2.2 million for the three months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first three months of 1997, $1.2 million was used in operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first three months of 1997, financing activities contributed $4.7 million, reflecting routine borrowings and repayments under the Company's credit facilities. During the first three months of 1997, $1.7 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1997 will approximate $12.9 million, primarily for the purchase of equipment.

                                 WORLDTEX, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Working capital was $52.0 million at March 31, 1997, and $47.5 million at December 31, 1996, reflecting an increase of $4.5 million and current ratios of
2.6 and 2.4 respectively, at March 31, 1997 and December 31, 1996.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             Exhibit No.                   Description

             11.1                          Computation of earnings per share

             27.1                          Financial Data Schedule (filed
                                           with EDGAR only)

      (b)    Reports on Form 8-K

             During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WORLDTEX, INC. (Registrant)


Date     May 14, 1997                     By_________________________________
                                            Richard J. Mackey
                                            Chairman of the Board
                                            and Chief Financial Officer