Form 10-Q
period 1997-06-30
WORLDTEX INC
filed 1997-08-13
CIK 892604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
Commission file number 1-11438

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Date                        Class                   Shares Outstanding
   -------------                ------------               ------------------
   June 30, 1997                Common Stock                    14,428,671

                                 WORLDTEX, INC.

                                      INDEX
                                      -----
                                                                  PAGE NUMBER
                                                                  -----------
PART I - Financial Information

           Consolidated Balance Sheets at June 30, 1997                1-2
            (Unaudited) and December 31, 1996

           Consolidated Statements of Income (Unaudited)                3
            for the Six Months and Three Months Ended
            June 30, 1997 and 1996

           Consolidated Statements of Cash Flows (Unaudited)            4
            for the Six Months Ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements (Unaudited)       5

           Management's Discussion and Analysis of Financial           6-8
            Condition and Results of Operations

PART II - Other Information                                             9

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                         June 30,   December 31,
                                                           1997         1996
                                                       -----------  ------------
                                                       (Unaudited)
                               ASSETS
Current assets:
      Cash                                              $   7,754       2,117
      Accounts and notes receivable, less allowance
        for doubtful accounts of $2,589 in 1997
        and $2,589 in 1996                                 38,204      39,868
      Inventories:
        Raw materials                                      12,312      12,614
        Work-in-process                                     7,009       6,428
        Finished goods                                     17,541      18,223
                                                           ------      ------
        Total inventories                                  36,862      37,265

      Prepaid expenses and other current assets             3,164       2,975
                                                           ------      ------
        Total current assets                               85,984      82,225

Property, plant and equipment, at cost:
        Land                                                2,245       2,471
        Buildings and leasehold improvements               29,329      31,181
        Machinery and equipment                            89,552      91,008
                                                          -------     -------
                                                          121,126     124,660
        Less accumulated depreciation and amortization     35,766      34,378
                                                          -------     -------
        Property, plant and equipment - net                85,360      90,282

Other assets                                                4,279       5,147
Cost in excess of net assets of acquired businesses,
   net of accumulated amortization of $7,152 in 1997
   and $7,115 in 1996                                      25,963      28,378
                                                          -------     -------
                                                        $ 201,586     206,032
                                                          =======     =======

           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         June 30,   December 31,
                                                           1997         1996
                                                           ----         ----
          LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)

Current liabilities:
      Short-term borrowings                             $  2,089        1,342
      Current installments of long-term debt                 763        1,634
      Accounts and notes payable - trade
        and other liabilities                             28,845       30,254
      Income taxes payable                                 1,399        1,525
                                                         -------      -------
           Total current liabilities                      33,096       34,755

Long-term debt                                            70,475       67,754
Other long-term liabilities                                1,218        1,316
Deferred income taxes                                     16,249       17,029
                                                         -------      -------
           Total liabilities                             121,038      120,854

Stockholders' equity:
      Preferred stock                                        -            -
      Common stock                                           147          147
      Paid-in capital                                     30,059       29,946
      Retained earnings                                   61,614       56,919
      Cumulative foreign translation adjustment           (9,774)        (336)
      Treasury stock, at cost                             (1,498)      (1,498)
                                                        --------     --------
           Total stockholders' equity                     80,548       85,178

Commitments and contingencies                           --------     --------
                                                        $201,586     $206,032
                                                        ========     ========

           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                    UNAUDITED

                                   Six Months Ended       Three Months Ended
                                       June 30,                 June 30,
                                  1997        1996          1997       1996
                                  ----        ----          ----       ----
Net sales                      $ 102,798    105,039        51,880     53,140
Cost of goods sold                84,612     85,014        42,936     42,861
                               ---------    -------        ------     ------

   Gross profit                   18,186     20,025         8,944     10,279
Selling & administration           8,054      7,948         4,274      4,108
  expense                      ---------    -------        ------     ------


   Operating profit               10,132     12,077         4,670      6,171
Interest expense                  (2,900)    (2,803)       (1,494)    (1,273)
Other income (expense) - net          92        227            22        224
                               ---------    -------        ------     ------

   Income before income taxes      7,324      9,501         3,198      5,122
Provision for income taxes         2,629      3,575         1,169      1,896
                               ---------    -------        ------     ------
   Net income                  $   4,695      5,926         2,029      3,226
                               =========    =======        ======     ======

Net income per share           $    0.32       0.41          0.14       0.22
                               =========    =======        ======     ======
Weighted average shares
    outstanding                   14,836     14,571        14,740     14,592
                               =========    =======        ======     ======


           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED

                                                          Six Months Ended
                                                              June 30,
                                                           1997          1996
                                                          ------        ------
Cash flows from operating activities:
Net income                                             $  4,695          5,926
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization                       3,137          2,846
      Provision for losses on accounts receivable           104            251
      Deferred income taxes                                 367          1,165
      Change in assets and liabilities:
        Accounts and notes receivable                    (1,685)        (5,521)
        Inventories                                      (2,106)        (2,180)
        Prepaid expenses and other current assets          (327)          (576)
        Accounts and notes payable - trade and
         other current liabilities                          502          5,093
           Income taxes payable                             165         (1,527)
                                                       --------       ---------
           Net cash provided by
                operating activities                      4,852          5,477
                                                       --------       --------
Cash flows from investing activities:
   Capital expenditures                                  (3,714)        (9,028)
   Other investing activities                               846           (211)
                                                       --------       ---------
           Net cash used in investing activities         (2,868)        (9,239)
                                                       --------       --------
Cash flows from financing activities:
        Borrowings under line of credit arrangements      2,178          1,153
        Payments under line of credit arrangements       (1,431)        (1,072)
        Borrowings under revolving credit facility       49,130         57,970
        Payments under revolving credit facility        (45,710)       (52,800)
        Stock issued                                        113              5
        Other financing activities                         (997)          (643)
                                                       --------       --------
           Net cash provided by financing activities      3,283          4,613
                                                       --------       --------
           Effects of exchange rate changes on cash         370            154
                                                       --------       --------
           Net increase in cash                           5,637          1,005
Cash at beginning of year                                 2,117          1,845
                                                       --------       --------
Cash at end of period                                  $  7,754          2,850
                                                       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                      $  2,762          2,725
                                                       ========          =====
         Income taxes                                  $  3,535          4,573
                                                       ========          =====


           See accompanying notes to consolidated financial statements

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

                                 WORLDTEX, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------

Sales for the six months ended June 30, 1997 were $102.8 million and net income was $4.7 million compared with sales of $105 million and net income of $5.9 million for the comparable period in 1996. Net income per share was $.32 for the 1997 six month period compared with $.41 in 1996. Sales for the quarter ended June 30, 1997 were $51.9 million and net income was $2 million, compared with sales of $53.1 million and net income of $3.2 million for the comparable 1996 period. Net income per share was $.14 for the second quarter of 1997 compared with $.22 in the 1996 period.

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                      Six Months Ended     Three Months Ended
                                          June 30,               June 30,
                                    1997       1996         1997      1996
                                    -----      -----        -----     -----

Net sales                           100.0%     100.0%       100.0%    100.0%
                                    -----      -----        -----     -----
Gross margin                         17.7%      19.1%        17.2%     19.3%

Selling and administration expense    7.8%       7.6%         8.2%      7.7%
                                    -----      -----        -----     -----
Operating profit                      9.9%      11.5%         9.0%     11.6%

Interest expense                     (2.8%)     (2.7%)       (2.8%)    (2.4%)

Other income (expense) - net           -          .2%         -          .4%
                                    -----      -----        -----     -----
Income before income taxes            7.1%       9.0%         6.2%      9.6%
                                    -----      -----        -----     -----


For the six months ended June 30, 1997, sales decreased by $2.2 million or 2.1% compared with the six months ended June 30, 1996. For the quarter ended June 30, 1997, sales decreased by $1.3 million or 2.4% compared with the 1996 quarter.

Sales from North American operations increased 11.2% and 11.8% for the six months and the three months ended June 30, 1997 from the corresponding periods in 1996. Sales from French operations decreased 12.1% and 10.7% for the six months and the three months ended June 30, 1997 from the corresponding periods in 1996. The effect of the stronger U.S. dollar versus the French Franc on currency translation for financial reporting purposes reduced the French subsidiary sales by approximately 9.9% and 11.1% for the six months and the

                                 WORLDTEX, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

three months ended June 30, 1997 compared with the corresponding periods in 1996. Sales in the Company's South American operation increased 4.3% and decreased 16.1% (excluding intercompany sales of $4.4 million and $2.7 million for the six and three month periods of 1997 and $2 million and $1.1 million for the six and three month periods of 1996) for the six months and the three months ended June 30, 1997 from the corresponding periods in 1996. The decrease in sales for the South American operations (excluding intercompany sales) for the three months ending June 30, 1997, was primarily attributable to increased utilization of capacity for intercompany sales. The effect of the reduced value of the Colombian Peso on currency translation for financial reporting purposes lowered South American sales by approximately 2.7% and 3% for the six months and the three months ended June 30, 1997 compared with the corresponding periods in 1996.

The volume increases for the six and three months of 1997 in North America were due primarily to increased market share and expanding diversification into markets that offer higher margins. Sales from the French operations, before currency translations for reporting purposes, decreased approximately 2.2% for the six months of 1997 compared with the six months of 1996 primarily due to one less working day in the 1997 period and to soft economic conditions in Europe. The volume increases in South America reflect the continuing efforts to expand production in the Company's lower cost operation.

Gross profit margins decreased primarily because the Company's costs were spread over lower sales. Gross profit margins also decreased due to an unfavorable change in the French subsidiary product mix. Selling and administrative expenses increased as a percentage of net sales because the fixed component of these expenses was spread over a lower sales base.

Interest expense for the six months and the three months ending June 30, 1997 increased from the corresponding periods in 1996 primarily due to higher effective interest rates.

The Company had an effective income tax rate of 35.9% and 38.6% for the six months and the three months ended June 30, 1997 compared to 37.6% and 37.0% for the same periods in 1996. This decrease resulted primarily because of a lower effective tax rate attributable to the Company's South American operation. France's Socialist-led government announced it will seek to raise corporate income taxes from the current 36.67% tax rate to an approximate rate of 41.67%. Taxes on current year income will depend on any change in tax rate and the effective date of such change. The effect on deferred tax assets and liabilities of a change in tax rates will be reflected in the Company's financial statements in the period that includes the enactment date.

LIQUIDITY; CAPITAL RESOURCES
----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

At June 30, 1997, $15.8 million was outstanding under the Company's Revolving Credit Agreement and approximately $19.2 million was available for future

                                 WORLDTEX, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

borrowings. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa Ltda., had available approximately $15.3 million, $1.1 million, and $2.8 million, respectively, under various bank lines of credit and overdraft facilities. At June 30, 1997, Filix, Rubyco and Fibrexa had outstanding debt under these agreements of $0, $0 and $2.1 million, respectively. The most restrictive covenant of the Company's Credit Agreement and Note Agreement limit short-term borrowings by the Company's subsidiaries to a total of approximately $15.6 million at June 30, 1997. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

Cash totaled $7.8 million at June 30, 1997, representing a net increase of $5.6 million for the six months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first six months of 1997, $4.9 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first six months of 1997, financing activities contributed $3.3 million, reflecting routine borrowings and repayments under the Company's credit facilities. During the first six months of 1997, $2.9 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1997 will approximate $10 million, primarily for the purchase of equipment.

Working capital was $52.9 million at June 30, 1997, and $47.5 million at December 31, 1996, reflecting an increase of $5.4 million and current ratios of
2.6 and 2.4 respectively, at June 30, 1997 and December 31, 1996.

On August 7, 1997, the Company announced that it had signed a letter of intent to purchase the narrow elastic fabric business of Texfi Industries, Inc., which business is expected to have 1997 sales of approximately $21 million. The purchase is subject to certain conditions, including the approval by the Board of Directors of the Company and Texfi, due diligence and the execution of a definitive purchase agreement. The purchase price will be paid in cash from cash on hand and borrowings under the Company's Revolving Credit Agreement. The proposed acquisition is pursuant to the Company's current plans to seek acquisitions of companies in niche positions manufacturing value added products comparable to the Company's existing product lines.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 7, 1997. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:

                                     Authority
Name                                    For           Withheld
----                                    ---           --------
Barry D. Setzer                      11,718,624        70,770
Salim M. Ibrahim                     11,718,624        70,770

In addition, the terms as directors of the Company of Claude D. Egler, John B. Fraser, Richard J. Mackey, Willi Roelli, Michael B. Wilson, and John K. Ziegler continued after the annual meeting.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

      EXHIBIT NO.               DESCRIPTION
      -----------               -----------

      11.1                      Computation of earnings per share

      27.1                      Financial Data Schedule (filed with EDGAR only)

    (b)   Reports on Form 8-K

      During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WORLDTEX, INC.
                                      (Registrant)

Date   August 11, 1997                By  /S/ RICHARD J. MACKEY
                                          ---------------------------
                                          Richard J. Mackey
                                          Chairman of the Board
                                          and Chief Financial Officer