Form 10-Q
period 1997-09-30
WORLDTEX INC
filed 1997-11-14
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
Commission file number 1-11438

                                 WORLDTEX, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                                56-1789271
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     212 12th Avenue, N.E.,                                         28601
    Hickory, North Carolina                                       (Zip Code)
(Address of principal executive offices)

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
     Yes X No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    DATE                             CLASS                            SHARES
    ----                             -----                            ------

September 30, 1997                Common Stock                      14,428,671




                                          WORLDTEX, INC.
                                               INDEX
                                               -----


                                                                                         PAGE NUMBER
                                                                                         -----------

PART I -  Financial Information

          Consolidated  Balance  Sheets at September  30, 1997  (Unaudited)  and
          December 31, 1996                                                                    3

          Consolidated  Statements of Income (Unaudited) for the Nine Months and
          Three Months Ended September 30, 1997 and 1996                                       4

          Consolidated  Statements of Cash Flows (Unaudited) for the Nine Months
          Ended September 30, 1997 and 1996                                                    5

          Notes to Consolidated Financial Statements (Unaudited)                               6

          Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations                                                              7-9


PART II - Other Information                                                                   10



                                           WORLDTEX, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)

                                                                               September 30,  December 31,
                                                                                    1997         1996
                                                                                    ----         ----
                               ASSETS                                           (Unaudited)
Current assets:
   Cash                                                                          $  8,435       2,117
   Accounts and notes receivable, less allowance for
        doubtful accounts of $2,605 in 1997 and $2,589 in 1996                     38,708      39,868
Inventories:
        Raw materials                                                              13,393      12,614
        Work-in-process                                                             7,767       6,428
        Finished goods                                                             16,736      18,223
                                                                                 --------     -------
        Total inventories                                                          37,896      37,265

Prepaid expenses and other current assets                                           2,780       2,975
                                                                                 --------     -------
        Total current assets                                                       87,819      82,225

Property, plant and equipment, at cost:
        Land                                                                        2,235       2,471
        Buildings and leasehold improvements                                       29,445      31,181
        Machinery and equipment                                                    89,524      91,008
                                                                                 --------     -------
                                                                                  121,204     124,660
        Less accumulated depreciation and amortization                             37,059      34,378
                                                                                 --------     -------
        Property, plant and equipment - net                                        84,145      90,282

Other assets                                                                        4,178       5,147
Cost in excess of net assets of acquired businesses, net of
   accumulated amortization of $7,340 in 1997 and $7,115 in 1996                   25,458      28,378
                                                                                 --------     -------
                                                                                 $201,600     206,032
                                                                                 ========     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                        $   2,128       1,342
   Current installments of long-term debt                                           7,807       1,634
   Accounts and notes payable - trade and other liabilities                        25,396      30,254
   Income taxes payable                                                             1,431       1,525
                                                                                ---------     -------
        Total current liabilities                                                  36,762      34,755

Long-term debt                                                                     66,428      67,754
Other long-term liabilities                                                         1,125       1,316
Deferred income taxes                                                              15,996      17,029
                                                                                ---------     -------
        Total liabilities                                                         120,311     120,854

Stockholders' equity:
   Preferred stock                                                                      -           -
   Common stock                                                                       147         147
   Paid-in capital                                                                 30,059      29,946
   Retained earning                                                                63,662      56,919
   Cumulative foreign translation adjustment                                      (11,081)       (336)
   Treasury stock, at cost                                                         (1,498)     (1,498)
                                                                                ---------     -------
        Total stockholders' equity                                                 81,289      85,178
                                                                                ---------     -------
Commitments and contingencies                                                   $ 201,600     206,032
                                                                                =========     =======


                               See accompanying notes to consolidated financial statements



                                           WORLDTEX, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars and shares in thousands except per share amounts)
                                              UNAUDITED

                                                  Nine Months Ended                  Three Months Ended
                                                     September 30,                      September 30,
                                                    1997        1996                 1997          1996
                                                ---------------------              ---------------------
Net sales                                       $ 148,350     155,189               45,552        50,150
Cost of goods sold                                122,040     126,200               37,428        41,186
                                                ---------     -------              -------       -------

   Gross profit                                    26,310      28,989                8,124         8,964
Selling & administration expense                   11,688      11,536                3,634         3,588
                                                ---------     -------              -------       -------

   Operating profit                                14,622      17,453                4,490         5,376
Interest expense                                    4,417       4,391                1,450         1,521
Other income (expense) - net                           30         456                 (129)          162
                                                ---------     -------              -------       -------

   Income before income taxes                      10,235      13,518                2,911         4,017
Provision for income taxes                          3,492       5,111                  863         1,536
                                                ---------     -------              -------       -------

   Net income                                    $  6,743       8,407                2,048         2,481
                                                =========     =======              =======       =======

Net income per share                             $   0.46        0.58                 0.14          0.17
                                                =========     =======              =======       =======

Weighted average shares
   outstanding                                     14,809      14,620               14,749        14,669
                                                =========     =======              =======       =======


















                      See accompanying notes to consolidated financial accounts



                                           WORLDTEX, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                              UNAUDITED

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  1997                1996
                                                                                ---------------------------
Cash flows from operating activities:
Net Income                                                                        $ 6,743             8,407
   Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                            4,719             4,534
           Provision for losses on accounts receivable                                167               274
           Deferred income taxes                                                      183             1,227
           Change in assets and liabilities:
                Accounts and notes receivable                                      (3,264)           (5,441)
                Inventories                                                        (3,777)             (329)
                Prepaid expenses and other current assets                              43               431
                Accounts and notes payable -
                     trade and other current liabilities                           (2,318)            3,496
                Income taxes payable                                                  209            (1,245)
                                                                                 --------           -------

                Net cash provided by
                     operating activities                                           2,705            11,354
                                                                                 --------           -------

Cash flows from investing activities:
   Capital expenditures                                                            (5,826)          (12,837)
   Other investing activities                                                         997              (123)
                                                                                 --------           -------
           Net cash used in investing activities                                   (4,829)          (12,960)
                                                                                 --------           -------
Cash flows from financing activities:
   Borrowings under line of credit arrangements                                     3,180            15,160
   Payments under line of credit arrangements                                      (2,395)          (14,572)
   Borrowings under revolving credit facility                                      80,140            94,700
   Payments under revolving credit facility                                       (73,500)          (83,380)
   Stock issued or (reacquired), net                                                  113               (16)
   Other financing activities                                                      (1,108)           (6,754)
                                                                                 --------           -------
           Net cash provided by financing activities                                6,430             5,138
                                                                                 --------           -------
           Effects of exchange rate changes on cash                                 2,012               (86)
                                                                                 --------           -------
           Net increase in cash                                                     6,318             3,446
Cash at beginning of year                                                           2,117             1,845
                                                                                 --------           -------
Cash at end of period                                                               8,435             5,291
                                                                                 ========           =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
           Interest                                                               $ 5,110             5,237
                                                                                 ========           =======
           Income taxes                                                           $ 4,619             5,749
                                                                                 ========           =======










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

2. On October 3, 1997, the Company purchased certain assets from Texfi Industries for $7.7 million and paid $600,000 to cancel an equipment operating lease assumed from the seller. The acquisition will be recorded using the purchase method of accounting, with the excess purchase price allocated to the fair value of the assets purchased and liabilities assumed.

     On October 29, 1997, the Company entered into an asset purchase agreement to purchase substantially all assets of Elastic Corporation of America for a purchase price of $76.3 million and assume obligations including a $6.0 million bond obligation. The proposed acquisition will be recorded using the purchase method of accounting, with the excess purchase price allocated to the fair value of the assets purchased and liabilities assumed.

                                 WORLDTEX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Sales for the nine months ended September 30, 1997 were $148.4 million and net income was $6.7 million compared with sales of $155.2 million and net income of $8.4 million for the comparable period in 1996. Net income per share was $0.46 for the 1997 nine month period compared with $0.58 in 1996. Sales for the quarter ended September 30, 1997 were $45.6 million and net income was $2.0 million, compared with sales of $50.2 million and net income of $2.5 million for the comparable 1996 period. Net income per share was $0.14 for the third quarter of 1997 compared with $0.17 in the 1996 period.

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                             Nine Months Ended   Three Months Ended
                                                                September 30,      September 30,
                                                             -----------------   ------------------
                                                              1997      1996      1997      1996
                                                             ------    ------    ------    ------
Net sales                                                    100.0%    100.0%    100.0%    100.0%
                                                             ======    ======    ======    ======
Gross margin                                                  17.7%     18.7%     17.8%     17.9%
   Selling, general  and administration expenses               7.9%      7.4%      8.0%      7.2%
                                                             ------    ------    ------    ------
Operating profit                                               9.8%     11.3%      9.8%     10.7%
Interest expense                                               3.0%      2.8%      3.1%      3.0%
Other income (expense) - net                                   0.1%      0.2%     (0.3%)     0.3%
                                                             ------    ------    ------    ------
Income before income taxes                                     6.9%      8.7%      6.4%      8.0%
                                                             ======    ======    ======    ======

For the nine months ended September 30, 1997, sales decreased by $6.8 million or 4.4% compared with the nine months ended September 30, 1996. For the quarter ended September 30, 1997, sales decreased by $4.6 million or 9.2% compared with the 1996 quarter.

Sales from North American operations increased 7.0% and decreased 0.7% for the nine months and the three months ended September 30, 1997 from the corresponding periods in 1996. Sales from French operations decreased 13.7% and 17.3% for the nine months and the three months ended September 30, 1997 from the corresponding periods in 1996. The stronger U.S. dollar versus the French franc reduced the French subsidiary sales by approximately 12.0% and 16.7% for the nine months and the three months ended September 30, 1997 compared with the corresponding periods in 1996. Sales in the Company's South American operation increased 26.3% and 16.7% (including intercompany sales of $7.3 million and $2.9 million for the nine and three month periods of 1997 and $3.7 million and $1.7 million for the nine and three month periods of 1996 ) for the nine months and the three months ended September 30, 1997 from the corresponding periods in 1996. The reduced value of the Colombian peso lowered South American sales by approximately 5.7% and 11.0% for the nine months and the three months ended September 30, 1997 compared with the corresponding periods in 1996.

The volume increase for the nine months of 1997 in North America was due primarily to increased market share and expanding diversification into markets that offer higher margins. Sales from the French operations, net of currency translations for reporting purposes, decreased approximately 1.7% for the nine months of 1997 compared with the nine months of 1996 primarily due to two less working days in the 1997 period and to soft economic conditions in Europe. The volume increases in South America reflect the continuing efforts to expand production in the Company's lower cost operation.

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

                                 WORLDTEX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Interest expense for the nine months ending September 30, 1997 increased from the corresponding periods in 1996 primarily due to higher effective interest rates. Interest expense for the three months ending September 30, 1997 decreased from the prior year third quarter due to lower effective interest rates and lower average outstanding debt.

The Company had an effective income tax rate of 34.1% and 29.6% for the nine months and the three months ended September 30, 1997 compared to 37.8% and 38.2% for the same periods in 1996. This decrease resulted primarily because of a lower effective tax rate attributable to lower taxation of the Company's South American operation.




LIQUIDITY; CAPITAL RESOURCES
----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

At September 30, 1997, $19 million was outstanding under the Company's Revolving Credit Agreement (the "Existing Credit Facility") and approximately $16 million was available for future borrowings. In addition, Filix Lastex, S.A., Rubyco
(1987), Inc., and Fibrexa Ltda., had available approximately $15.2 million, $1.1 million, and $2.8 million, respectively, under various bank lines of credit and overdraft facilities. At September 30, 1997, Filix, Rubyco and Fibrexa had outstanding debt under these agreements of $0, $0.5 and $1.6 million, respectively. The most restrictive covenant of the Company's Existing Credit Facility and Note Agreement for its 7.50% Senior Notes limit short-term borrowings by the Company's subsidiaries to a total of approximately $16.1 million at September 30, 1997.

Cash totaled $8.4 million at September 30, 1997, representing a net increase of $6.3 million for the nine months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first nine months of 1997, $2.7 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first nine months of 1997, financing activities contributed $6.4 million, reflecting routine borrowings and repayments under the Company's credit facilities. During the first nine months of 1997, $4.8 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1997 (excluding the acquisitions discussed below) will approximate $11.0 million, primarily for the purchase of equipment. The Company currently expects that capital expenditures for 1998 will aggregate approximately $16.0 million, primarily for machinery and equipment and property improvements.

Working capital was $51.2 million at September 30, 1997, and $47.5 million at December 31, 1996, reflecting an increase of $3.7 million and current ratios of
2.4 and 2.4 respectively, at September 30, 1997 and December 31, 1996.

On October 3, 1997, a wholly-owned subsidiary of the Company purchased the Narrow Fabrics division ("Elastex") of Texfi Industries, Inc. (the "Elastex Acquisition") for approximately $7.7 million and paid $0.6 million to cancel an equipment operating lease assumed from the seller, which funds were borrowed under the Existing Credit Facility. Elastex had net sales of $15.8 million for its fiscal year ended November 1, 1996. On October 29, 1997, the Company entered into an agreement providing for the acquisition by a wholly-owned subsidiary of the Company of the Elastic Corporation of America division ("ECA") of NFA Corp. (the "ECA Acquisition") for approximately $76.3 million in cash and the assumption of $6.0 million in long-term debt. ECA had net sales of $55.8 million for its fiscal year ended December 28, 1996. Elastex and ECA are manufacturers of narrow elastic fabrics, which are elasticized fabric bands that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facings and edgings in women's intimate apparel and elastic bands in women's hosiery.

                                 WORLDTEX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company intends to fund the purchase price for the ECA Acquisition and, in related transactions, to refinance substantially all of the Company's existing debt through new borrowings (including a new credit facility that will replace the Existing Credit Facility). In addition, the Company's business strategy includes the pursuit of strategic acquisitions of other businesses. Any acquisition would be funded through cash generated by the Company's operations, the issuance of additional securities, the sale of other assets or the incurrence of additional indebtedness. The Company's ability to sell assets and incur indebtedness are and will be restricted under its debt agreements.

Upon completion of the ECA Acquisition and the related debt financings, the Company will be highly leveraged. On September 30, 1997, after giving pro forma effect to the ECA Acquisition, the Elastex Acquisition and the related debt financings, the Company would have had total indebtedness of approximately $166.4 million and stockholders' equity of approximately $79.8 million. The degree to which the Company will be leveraged following the ECA Acquisition could have important consequences to the Company, including, but not limited to:
(i) making it more difficult for the Company to satisfy its obligations with respect to its debt obligations, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions, (iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry, and (vi) placing the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, Company's debt agreements will contain financial and other restrictive covenants that will limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit No.           Description

           11.1                  Computation of earnings per share

           27.1                  Financial Data Schedule (filed with EDGAR only)






(b)     Reports on Form 8-K

        During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WORLDTEX, INC.
                                                  (Registrant)



Date:  November 14, 1997                         By: /S/ RICHARD J. MACKEY
                                                     ---------------------
                                                     Richard J. Mackey
                                                     Chairman of the Board
                                                     and Chief Financial Officer