Form 10-K
period 1997-12-31
WORLDTEX INC
filed 1998-03-31
CIK 892604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                             -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

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

        Title of each class            Name of each exchange on which registered
-------------------------------------- -----------------------------------------
Common stock, par value $.01 per share        New York Stock Exchange, Inc.
Preferred stock purchase rights               New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                      (Cover sheet continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 1998: 14,428,671 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $105,676,007. (For these purposes, a reported closing market price of $7.72 per share on March 6, 1998 has been used and "affiliates" have been arbitrarily determined to be all directors and executive officers, although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws.)

Documents incorporated by reference: definitive proxy statement for 1998 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.   BUSINESS
-------   --------

          Worldtex, Inc. ("Worldtex" or the "Company") is a holding company engaged through its subsidiaries in the manufacture of covered elastic yarn and narrow elastic fabrics, which are used in the production of a broad range of apparel products. Worldtex is a Delaware corporation organized in July 1992 to acquire the covered yarn manufacturing operations of Willcox & Gibbs, Inc., a New York corporation that later changed its name to Rexel, Inc. ("W&G"). Prior to November 12, 1992, Worldtex was a wholly owned subsidiary of W&G. On that date, W&G declared a dividend of one share of Worldtex Common Stock for each share of W&G Common Stock outstanding on November 23, 1992 (the "Distribution").

          Worldtex's principal subsidiaries are (i) Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, (ii) Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, (iii) Filix Lastex, S.A. ("Filix"), based in Troyes, France, (iv) Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia,
(v) Elastex, Inc. ("Elastex"), based in Asheboro, North Carolina, and (vi) the Elastic Corporation of America, Inc. ("ECA"), based in Columbiana, Alabama. W&G acquired Regal in 1983, acquired Rubyco in 1986 and acquired Filix in 1990, and transferred them to Worldtex in August 1992. Worldtex acquired Fibrexa as of April 1, 1995, Elastex on October 3, 1997 and ECA on December 1, 1997. Regal, Rubyco, Filix and Fibrexa are engaged in the production of covered elastic yarn, and Elastex and ECA are engaged in the production of narrow elastic fabrics.

          The Company believes that it is one of the largest independent suppliers of covered elastic yarn in the world (based on 1997 net sales). Covered elastic yarns are used by the Company's customers to produce stretch fabrics for apparel that provide enhanced styling capabilities, better shape retention, and improved aesthetics, durability and comfort. The principal products that utilize covered elastic yarn produced by the Company are sheer and opaque pantyhose, men's, women's and children's socks, sweaters, swimwear, active and athletic wear and men's, women's and children's stretch apparel. During 1997, Worldtex yarns were used in the products of some of the world's best known brands and designers, including Giorgio Armani, Hugo Boss, Pierre Cardin, Liz Claiborne, Danskin, Dim, Christian Dior, Fogal, Fruit of the Loom, Givenchy, Jockey, Calvin Klein, Evan Picone, Polo, Round the Clock, Nina Ricci, Ellen Tracy and others. The Company, which was one of the first independent producers of covered elastic yarn when it began operations in 1934, currently operates 11 manufacturing and distribution facilities located in the United States, Canada, France and South America. The Company also has a 38% interest in a joint venture production facility in Estonia, and currently plans joint venture production facilities in China and India.

          The Company also believes that it is the largest manufacturer of woven and knitted narrow elastic fabrics in the world (based on 1997 net sales). Narrow elastic fabrics are elasticized fabric bands, typically under six inches in width, that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facing and edgings in women's intimate apparel and elastic bands in women's hosiery. During 1997, ECA's and Elastex's narrow elastic fabrics were used in apparel produced by Bassett Walker, Fruit of the Loom, Tommy Hilfiger, Jockey, Michael Jordan Sports, Donna Karan, Calvin Klein, Ralph Lauren, Russell Corporation, Sara Lee (Hanes products), Vanity Fair, Warnaco (Warner, Olga and Speedo brands) and others. ECA and Elastex together own a total of five manufacturing facilities, which are located in Alabama, North Carolina, South Carolina and Virginia.

COVERED ELASTIC YARN BUSINESS

          Worldtex believes that Regal is one of the two largest suppliers of covered elastic yarn in the United States, that Filix is the largest in Europe, that Rubyco is the largest in Canada and that Fibrexa is the largest in South America (in each case measured by 1997 net sales). Regal's and Rubyco's products are sold primarily in their respective home countries, Filix sells principally to European Community countries and Fibrexa sells principally in South American countries, as well as to other Worldtex subsidiaries. See Note 12 to Worldtex's Consolidated Financial Statements for information relating to Worldtex's domestic and foreign operations.

     PRODUCTS

          The covered elastic yarn manufactured by Worldtex is produced by wrapping material, principally nylon, polyester, cotton or other fibers, around spandex or latex rubber. The core of spandex or rubber provides stretch capability and durability, while the wrapped fiber results in more comfort to the touch. Advanced manufacturing equipment permits production of ultrafine covered elastic yarns that result in fabrics comparable in appearance to natural fibers, but with superior flexibility, shape retention and durability.

          Historically, covered elastic yarns were principally used in the manufacture of women's pantyhose and other hosiery products. However, advances in production techniques and trends in consumer apparel preferences have led to a substantial expansion of the end uses for covered elastic yarn. Today, covered elastic yarn is used in a broad range of apparel, including sweaters, swimwear, running clothes, athletic uniforms, slacks, skirts and dresses, as well as in pantyhose and socks.

     SALES AND DISTRIBUTION

          The Company's manufacturing and distribution centers are strategically located to serve the Company's principal markets. The Company's operations in the United States and Canada serve customers throughout North America, its operations in France and joint venture in Estonia serve Europe and its operations in Bogota, Colombia serve South America and also provide lower-cost products for the Company's other markets. In addition, the Company has entered into a joint venture for the establishment of manufacturing facilities in China, and it is currently in negotiations for a similar venture in India. Upon implementation of the Chinese and Indian ventures, the Company will have strategically located manufacturing facilities able to promptly supply customers' needs in major fabric producing markets around the world.

          As of December 31, 1997, the Company maintained a marketing staff located in Hickory, North Carolina, Troyes, France, Montreal, Canada, and Bogota, Colombia. Each sales employee has a designated territory. In addition, certain sales personnel are specialists in designated applications for covered yarn, such as circular knitting or woven fabrics. The sales staff is compensated by salary and sales incentive bonus. The Company also has a network of independent sales agents compensated on a commission basis.

          The Company's sales force is trained to work with the customer to develop new uses for covered elastic yarns that may improve the customer's products. The Company's significant experience in the production and utilization of covered elastic yarns has provided the Company with expertise not generally available to more broadly-based fabric and apparel producers. The Company utilizes this expertise to develop solutions utilizing covered elastic yarns for the customer's fabric needs.

     CUSTOMERS

          In 1997, the Company served over 1,500 customers, and no single customer accounted for more than 10% of 1997 sales. The Company's ten largest customers in 1997 accounted for 28% of 1997 sales.

          The Company's customers are principally producers of fabric sold for use in apparel products. In 1997, the Company's principal customers included, in the United States, Jockey International, Ithaca Industries, U.S. Textile Corp. and Danskin; in Europe, Iril, S.A., Vanwijnsberghe and Gaillard, S.A.; in Canada, Doris Hosiery, Hafner Elastics and Nalpac; and in South America, Richi, CMR and Valenciana. During 1997, Worldtex yarns were used in the products of some of the world's best known brands and designers, including Giorgio Armani, Hugo Boss, Pierre Cardin, Liz Claiborne, Danskin, Dim, Christian Dior, Fogal, Fruit of the Loom, Givenchy, Jockey, Calvin Klein, Evan Picone, Polo, Round the Clock, Nina Ricci and Ellen Tracy.

     MANUFACTURING

          Covered elastic yarns are produced by wrapping strands of conventional fabric materials around elastic materials such as spandex or latex rubber. In the manufacturing process, a "cover component" such as nylon, polyester, cotton, or other fiber is fed through high-speed spindles where it is wrapped or twisted around a "core component" of spandex or latex rubber. Strands of elastic may be single or double covered, depending on the desired end use application. After wrapping, the yarn, which is white in color and otherwise unfinished, is then wound on a "take-up package" which is adaptable to the customer's machinery and equipment for further processing.

          Worldtex's research and development activities are directed toward improvements in existing products and manufacturing processes and toward development of new uses for its products. During 1997, Worldtex's expenditures for these purposes totaled less than 1% of its sales.

     RAW MATERIALS

          In 1997, approximately 60% of the Company's operating expenses were attributable to raw material costs. The principal raw materials utilized by the Company are spandex, nylon and rubber. Spandex is principally supplied by DuPont, Globe and Bayer, and Globe is also a principal supplier of rubber. The major suppliers of nylon to the Company in 1997 were DuPont, BASF, Nilit, Nylstar and Radaci. In 1997 Worldtex purchased over half of its nylon and spandex from a single source, DuPont. In recent years, DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements. If the supply of spandex from DuPont should be interrupted or cease for any reason, Worldtex believes it might be difficult to find adequate alternative suppliers of spandex.

     COMPETITION

          While Worldtex believes that it is one of the largest suppliers of covered elastic yarn in the world, several companies actively compete with Worldtex, at least one of which has greater assets and financial resources than Worldtex. In the United States, Unifi, Spanco and Worldtex are the leading suppliers of covered elastic yarn, and in 1997 Unifi acquired Spanco. The Company cannot predict the effect that such acquisition will have on its business. Most of Worldtex's major customers do not buy exclusively from Worldtex. Competition is based primarily on product quality, customer service and price.

     EMPLOYEES

          As of December 31, 1997, Worldtex had a total of approximately 1,227 employees engaged in its covered elastic yarn operations. Of these, approximately 422 were employed in the United States by Regal, approximately 160 were employed in Canada by Rubyco, approximately 333 were employed in France by Filix and approximately 312 were employed in Colombia by Fibrexa. A substantial amount of the covered elastic yarn sold by Filix is produced by subcontractors, whose employees are not included in the foregoing totals. Employees of Regal and Fibrexa are not covered by collective bargaining agreements, and certain employees of Filix and Rubyco are covered by such agreements. Worldtex has experienced no significant labor problems during recent years in its covered elastic yarn operations and considers its employee relations to be good.

NARROW ELASTIC FABRICS BUSINESSES ACQUIRED IN 1997

          The Company believes that ECA and Elastex together comprise the leading supplier of woven and knitted narrow elastic fabrics to the apparel industry in the world (based on 1997 net sales).

     PRODUCTS

          Narrow elastic fabrics are elasticized fabric bands, typically under six inches in width, that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facings and edgings in women's intimate apparel and elastic bands in women's hosiery.

          ECA and Elastex manufacture a full range of narrow elastic fabric products, from specialty designs to commodity items. These varied product offerings, together with sophisticated weaving and dyeing capabilities, enable the Company to provide bundled and customized products to its customers.

          In addition to a traditional line of woven elastic inserts and commodity narrow elastic fabrics, ECA has enhanced its product line with several narrow elastic fabric product advancements. For example, in 1983, ECA developed and patented QuikCord, which embeds a drawstring within an elastic waistband. This product offers cost savings to apparel manufacturers by avoiding the costly operation of threading the drawstring cord through the elastic. Cordon Cristal(TM), a banded silicon-backed narrOw elastic fabric used in women's thigh-high hosiery, is another trademarked ECA product. ECA's most advanced narrow fabrics products are waistbands with brand name logos and other designs woven into the elastics, principally used in designer label underwear. ECA believes that it currently has the largest number of operating logo looms in the United States.

          Elastex produces generic narrow elastic fabric for use in apparel. In addition, Elastex manufactures gauze and elastic wrap products for the medical industry and specialized elastic fabric used by the automotive industry.

     SALES AND DISTRIBUTION

          ECA and Elastex sell their products to apparel manufacturers throughout the United States, and have begun selling to foreign manufacturers. ECA has a sales staff with an average of over ten years of experience in the narrow elastics industry. Sales offices are based in Greensboro, North Carolina, Miami, Florida, San Francisco and Los Angeles, California, and New York, New York. There is no product specialization among the salesforce, and each salesperson calls on an average of 25 accounts regularly. The salesforce is compensated by salary and bonus incentive awards.

          ECA's key marketing strategy is to sell a customized product and service program that meets specific customer needs and to create relationships with designers at premier apparel manufacturers such as Calvin Klein, Ralph Lauren, Tommy Hilfiger, Donna Karan and Jockey. A customer's order often comprises more than one type of narrow elastic fabric product, and ECA believes that it is critical to offer a coordinated comprehensive supply program for its customers.

     CUSTOMERS

          In 1997, ECA and Elastex served over 700 customer accounts. Two customers were responsible for 32% of 1997 sales, and the ten largest customers accounted for 53% of 1997 sales.

          ECA's and Elastex's top customers in 1997 included apparel manufacturers such as Bassett Walker, Fruit of the Loom, Tommy Hilfiger, Jockey, Michael Jordan Sports, Donna Karan, Calvin Klein, Ralph Lauren, Russell Corporation, Sara Lee (Hanes products), Vanity Fair, Warnaco (Warner, Olga and Speedo brands) and others. The principal customer in 1997 for Elastex's medical product was Johnson & Johnson and for its automotive products was Crotty Corporation, a supplier to General Motors Corporation.

     MANUFACTURING

          Knit elastic fabrics are primarily used in underwear and sportswear applications. Most commodity knit elastic products are not "finished," and the elastic yarn in the fabric is often bare. In contrast, the elastic yarn used in woven elastic fabrics is covered by natural or synthetic yarns and the products are finished or dyed. ECA and Elastex each operate a dye house for such purpose.

          Nylon, polyester, spandex and rubber are the basic raw materials used in the manufacture of narrow elastic fabrics. For the manufacturing of knit elastics, the natural or synthetic yarns (such as nylon, polyester or cotton) and the elastic threads (spandex or rubber) are knitted together to form the knitted elastic narrow fabric products on the knitting machines. In woven narrow elastic fabrics, the elastic threads must be covered. High-speed covering machines wrap the elastic core with natural or synthetic yarns under tension to cover the elastic. The covered elastic is collected on take-up packages and then is typically put onto beams. ECA's proprietary covering technology allows the covered elastic to be fed directly onto the loom, thereby eliminating a step wherein the covered elastic is wound onto beams and then sent to the looms. On ECA's weaving looms, the covered elastic is woven with the natural or synthetic yarns (such as nylon, polyester or cotton) to create the narrow elastic fabrics. If logos are required, special looms are used and programmed to weave into the narrow elastic fabric the name of the designer or brand, such as Calvin Klein or Jockey.

          All woven narrow fabrics are "finished." The rough-edged materials that result from the weaving process are put through a finishing process during which the narrow elastic fabrics are wetted and resin-treated and then dried. Certain knitted narrow elastics are finished as well, depending on customer requirements. Due to ECA's focus on the high-end knitted products for intimate apparel, many of its fine quality knitted elastics are finished and dyed.

          Narrow fabrics may be dyed according to color formulations developed in-house to meet specific customer color requirements. ECA's dyeing processes include continuous acid, pressure beam or batch dyeing methods. ECA believes that it has the largest and most diversified dye lab, computer color matching equipment and dyeing equipment in the industry. ECA uses lab equipment which simulates the dye process, resulting in high accuracy of dye quality and color uniformity in actual production.

          ECA licensed the process for making silicon-backed fabrics from Cheynet, a major French narrow elastic fabric manufacturer, in 1989. This process is typically used for narrow elastics found in hosiery products, particularly in thigh-high stockings. Silicon is applied to knit, lace and simulated lace uniformly on one side of the fabric and then dried to create a non-slip band. The band grips the thigh allowing the stocking to stay in place without garters. The silicon-backed fabrics are banded (requiring special robotic equipment) to the specific size requirements of the customers before inspection and final packaging.

     RAW MATERIALS

          Raw materials costs comprised approximately 42% of ECA's 1997 costs of production. Key raw materials for ECA include synthetic fibers, such as nylon and polyester, spandex, rubber, cotton, chemical dyes and silicon. The Company buys its synthetic materials and spandex primarily from DuPont and Bayer. Its rubber supply originates in Malaysia and is obtained via various US importers. Chemical dyes and auxiliary dye ingredients are supplied by various prominent chemical companies, such as Crompton & Knowles and Ciba-Geigy, and silicon is supplied by Dow Corning.

     COMPETITION

          ECA believes that it is the leader in many of the market categories in which it operates. There are approximately ten competitors who manufacture narrow elastic fabrics for the apparel industry. Principal competitors in logo elastics include CMI--United Elastics and George C. Moore. Over the years, competitors have created their own drawstring systems which compete with the QuikCord design, and principal competitors with regard to this product include Southern Webbing and Asheboro Elastics.

     EMPLOYEES

          As of December 31, 1997, Worldtex had a total of approximately 845 employees engaged in its narrow elastic fabrics operations. Of these, approximately 639 were employed by ECA and 206 were employed by Elastex. None of these employees are unionized.

ITEM 2.   PROPERTIES
-------   ----------

          Worldtex maintains its headquarters in Hickory, North Carolina, on property owned by Regal and used for its administrative personnel.

     COVERED ELASTIC YARN

          The Company operates a total of eleven covered elastic yarn manufacturing plants and distribution centers, of which seven are owned and four are leased. In addition, the Company has a 38% interest in a joint venture in Estonia that owns and operates a 52,000 square foot covered elastic yarn manufacturing and distribution facility. In general, the Company's facilities are adequate and suitable for the purposes for which they are utilized by the Company. The plants and distribution centers are listed below:

    LOCATION          SQUARE FEET     OWNED/LEASED      USE
-------------------   ------------    ------------     ------------------------------------
UNITED STATES:
   Hickory, NC         82,000         Owned            Manufacturing Plant and Headquarters of Regal
   Hickory, NC        144,000         Owned            Manufacturing Plant


    LOCATION          SQUARE FEET     OWNED/LEASED      USE
-------------------   ------------    ------------     ------------------------------------
   Hickory, NC        54,000          Owned            Manufacturing Plant
   Hickory, NC        18,000          Leased           Distribution Center
   Hickory, NC        80,000          Leased           Distribution Center

CANADA:
   Montreal, Quebec   85,000          Leased           Manufacturing Plant and Headquarters of Rubyco

FRANCE:
   Troyes             48,000          Owned            Distribution Center and Headquarters of Filix
   Athis             202,000          Owned            Manufacturing Plant
   Conde             195,000          Owned            Manufacturing Plant
   Le Grand Serre     94,000          Owned            Manufacturing Plant

COLOMBIA:
   Bogota            130,000          Leased           Manufacturing Plant and Headquarters of Fibrexa


     NARROW ELASTIC FABRICS

          ECA and Elastex operate a total of five manufacturing plants, all of which are owned. In addition, a rented sales office is maintained in New York City. The manufacturing plants are listed below.

    LOCATION          SQUARE FEET     OWNED/LEASED      USE
-------------------   ------------    ------------     ------------------------------------
   Columbiana, AL    165,000          Owned            Manufacturing Plant
   Columbiana, AL    115,000          Owned            Manufacturing Plant
   Asheboro, NC      115,000          Owned            Manufacturing Plant
   Hemingway, SC     62,000           Owned            Manufacturing Plant
   Woolwine, VA      77,000           Owned            Manufacturing Plant

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          During the last quarter of the Company's 1997 fiscal year no matters were submitted to a vote of the Company's security holders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
--------  ------------------------------------

                      Age (as of           Office & Principal Occupations
Name                  12/31/97)                During Last Five Years
-----------------     ----------   ---------------------------------------------
Richard J. Mackey        66        Chairman  of the Board  and  Chief  Financial
                                   Officer of Worldtex (August 1992 to present);
                                   Chief Executive  Officer of Worldtex  (August
                                   1992 to May 1994); President of W&G (May 1987
                                   to November  1992);  Director of W&G (1982 to
                                   1993).

Barry D. Setzer          55        President  and  Chief  Executive  Officer  of
                                   Worldtex (May 1994 to present); President and
                                   Chief Operating  Officer of Worldtex  (August
                                   1992 to May 1994); President of W&G's Covered
                                   Yarn  Division  (September  1988 to  November
                                   1992);  President  (to  September  1988)  and
                                   Director  of  Regal;  Vice  President  of W&G
                                   (November 1987 to November 1992); Director of
                                   W&G (1983 to 1992).

A. Orrin Maldoff         64        Vice  President  of Worldtex  (August 1992 to
                                   present);  President of Rubyco  (October 1990
                                   to present).

Kenneth W. O'Neill       53        Vice  President  of Worldtex  (August 1992 to
                                   present);  President of Regal (August 1988 to
                                   present).

Mitchell R. Setzer       48        Treasurer and  Secretary of Worldtex  (August
                                   1992   to   present);    Vice   President   -
                                   Administration  of  Regal  (January  1990  to
                                   present); Treasurer of Regal (January 1989 to
                                   present).

Donald W. Pruitt         49        Controller  of  Worldtex  (December  1995  to
                                   present).

          Barry D. Setzer and Mitchell R. Setzer are not related. Richard J. Mackey and Barry D. Setzer also serve as directors of the Company.

          The officers of the Company are elected annually by the Board of Directors.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

          The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange for each quarter since December 31, 1995.

                                                High                 Low
                                                ----                 ---
                    1996:
                       1st Quarter             $ 5.75                4.63
                       2nd Quarter               6.38                4.75
                       3rd Quarter               7.63                5.75
                       4th Quarter               8.88                7.50

                    1997:
                       1st Quarter              10.75                6.13
                       2nd Quarter               8.38                6.50
                       3rd Quarter               9.00                6.25
                       4th Quarter               8.75                7.13

                    1998:
                       1st Quarter
                       (through March 6)         8.00                6.94

          At March 6, 1998 there were approximately 1,102 holders of record of Common Stock.

          The Company has not paid any dividends since its Common Stock was distributed in the Distribution. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company. The Company's Revolving Credit Agreement and the Indenture for the Company's 9 5/8% Senior Notes restrict the payment of dividends by the Company. Under the most restrictive of these debt agreements, $0.4 million was available for the payment of dividends and other distributions as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity; Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------
          WORLDTEX, INC. AND SUBSIDIARIES
          -------------------------------

          The following table sets forth certain financial data of Worldtex for the five fiscal years ended December 31, 1997, which has been derived from Worldtex's audited financial statements for such years. This data should be read in conjunction with the Consolidated Financial Statements of Worldtex and the Notes thereto appearing elsewhere herein. Results are not directly comparable due to the acquisition of ECA as of December 1, 1997, Elastex as of October 3, 1997 and Fibrexa as of April 1, 1995. See Management's Discussion and Analysis,

Item 7. Historical financial information may not be indicative of Worldtex's future performance. Earnings per share are calculated based upon the weighted average number of common shares outstanding and common equivalent shares during such year.


                                                  YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                    1997         1996         1995        1994        1993
                                  --------     --------     -------     -------     -------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales                         $203,256     207,829      187,981     164,654     152,709

Income before income taxes          11,869      17,361       10,231       8,868      11,490

Provision for income taxes           5,377       6,415        4,979       3,058       4,206

Net income                           6,492      10,946        5,252       5,810       7,284

Diluted net income per share           .44         .75          .36         .40         .50

Total assets                        312,439    206,032      196,065     166,405     145,996

Long-term debt                      185,780     67,754       68,947      61,085      55,486

Cash dividends per common
 share                                    -          -            -           -           -

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          The Company believes that it is one of the largest suppliers of covered elastic yarn in the world and the largest manufacturer of woven and knitted narrow elastic fabrics in the world (based on 1997 net sales). Covered elastic yarns manufactured by the Company are principally used in the production of sheer and opaque pantyhose, men's, women's and children's socks, sweaters, swimwear, active and athletic wear and men's, women's and children's stretch apparel. Narrow elastic fabrics are elasticized fabric bands, typically under six inches in width, that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facings and edgings in women's intimate apparel and elastic bands in women's hosiery.

          The Company's covered elastic yarn business operates around the world through its subsidiaries Regal, based in Hickory, North Carolina, Rubyco, based in Montreal, Canada, Filix, based in Troyes, France, and Fibrexa, based in Bogota, Colombia. The Company also has a 38% interest in a manufacturing joint venture in Estonia, has entered into a joint venture agreement for the establishment of manufacturing operations in China and is currently in negotiations for a similar venture in India.

          The Company's narrow elastic fabrics business is conducted through Elastex, acquired October 3, 1997 (the "Elastex Acquisition"), based in Asheboro, North Carolina and through ECA, acquired on December 1, 1997 (the "ECA Acquisition") based in Columbiana, Alabama. ECA and Elastex together own five manufacturing facilities, in Columbiana, Alabama, Asheboro, North Carolina, Hemingway, South Carolina and Woolwine, Virginia.

          Worldtex is a holding company, the only assets of which are the stock of its subsidiaries. All of the operations of Worldtex are conducted through its direct and indirect wholly owned subsidiaries. Accordingly, Worldtex's ability to service its indebtedness and meet its other obligations is dependent upon earnings and cash flow of its subsidiaries and the payment of funds by those subsidiaries to Worldtex in the form of loans, dividends or otherwise. In addition, the ability of Worldtex's subsidiaries to pay dividends, repay intercompany liabilities or make other advances to Worldtex is subject to restrictions imposed by corporate law and certain United States, state and foreign tax considerations.

          A substantial portion of the Company's sales and operating profits have historically been derived from international operations and export sales, which are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations. In addition, foreign operations include risks of partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; significant taxation policies; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries. Moreover, any change in the value of the currencies of the foreign countries in which the Company does business against the U.S. dollar could have a material adverse impact on the Company's business, financial condition and results of operations.

          The textile and retail apparel industries are highly cyclical and are characterized by rapid shifts in fashion and consumer demand, as well as competitive pressures and price and demand volatility. The demand for the Company's products is principally dependent upon the level of United States demand for retail apparel. The demand for retail apparel is in turn dependent on United States consumer spending, which may be adversely affected by an economic downturn, changing retailer and consumer demands, a decline in consumer confidence or spending, and other factors beyond the Company's control. In recent years, sales in the United States of sheer pantyhose have declined. Although pantyhose manufacturers have historically accounted for a significant portion of the Company's sales of covered elastic yarn, the Company's business strategy includes the continued development of new end use applications for covered elastic yarn.

          Spandex and nylon are the principal raw materials used in the manufacture of covered elastic yarn by Worldtex. In 1997 Worldtex purchased over half of its nylon and spandex from a single source, DuPont. In recent years,

DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements. If the supply of spandex from DuPont should be interrupted or cease for any reason, Worldtex believes it might be difficult to find adequate alternative suppliers of spandex.

          The textile and apparel industries are highly competitive. The apparel markets are served by a variety of producers, many of which are located in rapidly growing, low-wage countries and use textiles produced in those regions. Many of these textile producers have substantially greater financial and other resources and lower cost of funds than the Company. Unifi, Spanco and Worldtex are the three largest suppliers of covered elastic yarns in the United States. Unifi, which is also a leading producer of other yarns, acquired Spanco in 1997. The Company cannot predict the effect that such acquisition will have on the Company, although Unifi has substantially greater financial resources than the Company and is less leveraged.

          The Company is in the process of assessing the Year 2000 issue and the estimated costs necessary for the Company's remediation plan. The Company does not expect the Year 2000 issue to have a material effect on the Company's business, operations or financial condition. The Company plans to remediate all Year 2000 issues during 1998 and 1999 and does not expect remediation costs to have a material impact on results of operations, liquidity and capital resources.

          The following table sets forth the percentage of Worldtex's historical sales and operating profit (loss) accounted for by each of Worldtex's geographic areas during the periods indicated, which in the case of 1997 reflects the ECA Acquisition (effective from December 1, 1997) and the Elastex Acquisition (effective from October 3, 1997). For purposes of determining operating profit, parent company expenses have been allocated to each area in accordance with its percentage of total sales. See Note 12 of the Notes to Consolidated Financial Statements of Worldtex for additional financial information (net sales, operating profits and identifiable assets) by geographic location.

                                                YEARS ENDED DECEMBER 31,
                    -----------------------------------------------------------------------------
                           1997                       1996                         1995
                    --------------------      --------------------       ------------------------
                     NET       OPERATING       NET       OPERATING        NET       OPERTING
                    SALES       PROFIT        SALES       PROFIT         SALES      PROFIT (LOSS)
                    -----      ---------      -----      ---------       -----      -------------
North America        48%          19%          41%          11%           42%          (1%)
Europe               45%          67%          53%          85%           54%          94%
South America         7%          14%           6%           4%            4%           7%

RESULTS OF OPERATIONS
---------------------

          The following table sets forth the relationship of percentages which certain income and expense items have to net sales:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------      ------      ------
Net Sales......................................    100%       100.0%      100.0%
                                                  ====        =====       =====
Gross margin...................................   17.7%        18.8%       16.7%
Selling, general & administrative expenses.....    8.2          8.0         8.3
Operating profit...............................    9.5         10.8         8.4
Interest expense...............................    3.5          2.8         3.1
Other income (expense)--net....................   (0.2)         0.4         0.1
                                                  ----        -----       -----
Income before income taxes.....................    5.8%         8.4%        5.4%
                                                  ====        =====       =====

     1997 VS. 1996
     -------------

          Sales for the twelve months ended December 31, 1997 were $203.3 million and net income before extraordinary item was $6.5 million, compared with sales of $207.8 million and net income of $10.9 million for the comparable period in 1996.  Diluted  net income per share was $.44 for 1997  compared  with
$.75 in 1996. Worldtex's sales in 1997 decreased $4.6 million, or 2.2%, when compared with 1996. Sales in the Company's European operations decreased $17.4 million, or 15.8%, compared with 1996, primarily because of the stronger U.S. dollar versus the French franc, which reduced the French subsidiary's sales by approximately $12.7 million (assuming currency translation of 1997 sales at the rate applicable to 1996 results). In the Company's North American operations, sales increased $11.9 million, or 13.7%, from 1996 levels, primarily because of the inclusion of the narrow fabrics operations acquired in October and December which added $8.8 million in sales. The reduced value of the Canadian dollar lowered North American sales by approximately $0.4 million in currency translations (assuming currency translation of 1997 sales at the rate applicable to 1996 results). Sales in the Company's South American operation, net of intercompany sales of $9.5 million and $6.1 million for 1997 and 1996, respectively, increased 7.6% compared with the prior year. The reduced value of the Colombian peso lowered 1997 sales by $2.4 million (assuming currency translation of 1997 sales at the rate applicable to 1996 results).

          The volume increase for 1997 in North America was due primarily to increased market share and expanding diversification into markets that offer higher margins. Sales from the French operations, net of currency translations for reporting purposes, decreased approximately 4.3% in 1997 compared with 1996 primarily due to soft economic conditions in Europe. The volume increases in South America reflect the Company's continuing efforts to expand production in its lower cost operations.

          Worldtex's gross margin in 1997 decreased to 17.7% of net sales as compared to 18.8% for 1996. Gross profit margins decreased primarily due to an unfavorable change in the French subsidiary's product mix. Gross profit margins also decreased because the Company's manufacturing costs were spread over lower sales. Selling and administrative expenses increased as a percentage of net sales to 8.2% in 1997 from 8% in 1996 primarily because the fixed component of these expenses was spread over a lower sales base.

          The increase in interest expense of $1.2 million was caused primarily by the $175 million Senior Notes issued December 1, 1997 in connection with the acquisitions of Elastex and ECA.

     1996 VS. 1995
     -------------

          Worldtex's sales in 1996 increased $19.8 million, or 10.6%, when compared with 1995. Sales in the Company's European operations increased $9.2 million, or 9.2%, compared with 1995, primarily because of increased demand for covered yarn used by the weaving industry in Europe. The lower value of the French franc compared with the U.S. dollar reduced 1996 sales by $2.6 million (assuming currency translation of 1996 sales at the rate applicable to 1995 results). In the Company's North American operations, sales increased $5.6 million, or 6.9%, from 1995 levels, primarily because of increased demand in non-pantyhose end uses for covered elastic yarn. Sales in the Company's South American operation were $11.8 million (excluding $6.1 million of inter-company sales) compared with $6.7 million in 1995 primarily due to a full year of operation in 1996 compared with the partial year of 1995. The reduced value of the Colombian peso lowered 1996 sales by $1.8 million (assuming currency translation of 1996 sales at the rate applicable to 1995 results).

          Worldtex's gross margin increased in 1996 to 18.8% of sales as compared to 16.7% for 1995. This increase was primarily caused by increased sales resulting from the Company's continuing efforts to develop additional applications and end uses for its products, lower manufacturing costs of the Company's Colombian operations and reduced costs associated with the 1995 restructuring. Additionally, the Company's fixed expenses were spread over substantially higher sales.

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

INCOME TAXES
------------

          Income tax provisions for Worldtex have been calculated in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for tax purposes and financial statement purposes and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The French parliament enacted a provision that increased the corporate tax rate from 33.33% to 36.67% in July 1995. The rate increase resulted in a $0.9 million charge to the 1995 tax provision to increase the deferred tax liability as of January 1, 1995 to the higher enacted income tax rate. In 1997, France increased the corporate tax rate from 36.67% to 41.67%, which resulted in a charge to increase the reserve for deferred income taxes of approximately $1.2 million and an additional charge of $.5 million in the fourth quarter to reflect the retroactive effect of the tax increase for all of 1997.

LIQUIDITY; CAPITAL RESOURCES
----------------------------

          The principal indicators of the Company's liquidity are cash flows from operating activities and cash flows from financing activities, primarily borrowings under the Company's credit facilities.

          On December 1, 1997, the Company issued and sold $175.0 million principal amount of its 9 5/8% Senior Notes due 2007 (the "Notes") under an Indenture, dated as of December 1, 1997 (the "Indenture") for net proceeds (before deduction of transaction expenses) of approximately $170.0 million (the "Offering"), which was used to pay the purchase price in the ECA Acquisition, repay certain indebtedness and to pay transaction fees and expenses relating thereto. The Company expects to use the balance of the net proceeds from the sale of the Notes for general corporate purposes.

          Worldtex used $1.5 million from its operating activities in 1997, compared to generating $15 million in 1996 and $12 million in 1995. The decrease in net cash provided in 1997 was caused primarily by the decrease in net income and the increase in working capital investments.

          EBITDA represents income before income taxes plus interest expense, depreciation and amortization and is provided as additional information relating to the Company's debt service capacity. EBITDA for the years ended December 31, 1997, 1996 and 1995 was $25.8 million, $29.5 million and $22.1 million, respectively. Depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 was $6.8 million, $6.3 million and $6.1 million, respectively.

          During 1997, capital expenditures amounted to $7.7 million. Capital expenditures were $13.8 million in 1996 and $8.4 million in 1995. The majority of such capital expenditures during the years 1995-1997 was primarily used to purchase additional manufacturing equipment in order to increase and improve efficiencies to the Company's production capacity. The Company currently expects that capital expenditures for 1998 will aggregate approximately $12.0 million, primarily for machinery and property improvements.

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

          On October 3, 1997, the Company purchased Elastex for approximately $7.7 million and paid $0.6 million to cancel an equipment operating lease assumed from the seller, which funds were borrowed under the Company's Credit Facility, dated as of November 12, 1992, as amended (the "Existing Credit Facility"). On December 1, 1997, a wholly-owned subsidiary of the Company purchased substantially all of the assets of ECA for a cash purchase price of approximately $76.3 million, which was funded with a portion of the net proceeds from the Offering. In connection with the ECA Acquisition, such subsidiary of the Company assumed an industrial revenue bond obligation relating to ECA in the aggregate principal amount of $6.0 million, operating leases (as to which the present value of remaining lease payment obligations will not exceed $2.3 million) and certain current liabilities.

          The Company's business strategy includes the pursuit of strategic acquisitions of other businesses. Any acquisition would be funded through cash on hand (including the balance of the net proceeds from the Offering and cash generated by the Company's operations), the issuance of additional securities, the sale of other assets or the incurrence of additional indebtedness (including borrowings under the New Credit Facility (as defined below)). The Company's ability to sell assets and incur indebtedness are restricted under the Indenture and the New Credit Facility.

          In 1994, the Company entered into an interest rate swap agreement with a commercial bank that effectively converted the interest rate on one-half of its $50 million 7.50% senior notes to a floating rate for three years ending July 1999. The agreement effectively changed the interest rate to approximately 6.24%, 7.87%, 7.08%, 6.59%, 6.77%, 6.52% and 6.77% for the six month intervals ended January 21, 1995 through January 21, 1998. The effective rate was 6.49% for the six months ending July 21, 1998. Net amounts due under this agreement decreased interest expense for 1997 by $.257 million, for 1996 by $.20 million and for 1995 by $.02 million. The 7.50% senior notes were repaid with a portion of the proceeds of the Offering. Such interest rate swap agreement was terminated effective March 26, 1998, and such termination will not have a material effect on the financial condition or results of operations of the Company. The Company may enter into interest rate swap agreements relating to the Notes in the future.

          In connection with the ECA Acquisition, the Company entered into a new Credit Agreement (the "New Credit Facility") and repaid and terminated the Existing Credit Facility. The New Credit Facility provides for revolving credit borrowings in an aggregate principal amount of up to $25.0 million. The New Credit Facility terminates and all amounts borrowed thereunder will be due
December 1, 2002. Loans under the New Credit Facility bear interest at rates based upon a base rate (the higher of the NationsBank, N.A. prime rate or the Federal Funds rate), certificates of deposit rates or Eurodollar rates, in each case plus an applicable margin. Loans under the New Credit Facility are guaranteed by all U.S. subsidiaries of the Company and are required to be secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the non-U.S. subsidiaries (the "Foreign Subsidiaries").

          At December 31, 1997, the Company has indebtedness of $188.2 million and $25.0 million was available for future borrowings under the New Credit Facility. In addition, at such date Filix had $15.0 million, Rubyco $1.0 million and Fibrexa $4.8 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of December 31, 1997 were $1.5 million for Fibrexa, $0.3 million for Rubyco and none outstanding for Filix. The most restrictive covenant of the New Credit Facility and Indenture limits short-term borrowings by the Company's subsidiaries to a total of $15.0 million. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

          As a result of the ECA Acquisition and the Offering, the Company is highly leveraged. The Company's ability to make scheduled payments of principal of, or to pay the interest or applicable liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

          The Company's high degree of leverage could have important consequences to the Company, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions,
(iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry, and (vi) placing the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, the Indenture and the New Credit Facility contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

THREE-YEAR COMPARISONS
----------------------

          Total long-term debt was $185.8 million, $67.8 million and $68.9 million, respectively, at December 31, 1997, 1996 and 1995.

          Working capital was $87.7 million, $47.5 million and $47.3 million, respectively, at December 31, 1997, 1996 and 1995.

          Net worth was $77.5 million, $85.2 million and $78.9 million, respectively, at December 31, 1997, 1996 and 1995. (See the Consolidated Statements of Stockholders' Equity of Worldtex for additional information.)

          The number of days that sales were represented by accounts receivable was 68 (net of $10.3 million net receivables acquired on December 1, 1997 in connection with the ECA Acquisition), 69 and 68, respectively, at December 31, 1997, 1996 and 1995. Net accounts receivable increased by approximately $6.5 million (including the acquired ECA receivables), or 16.2%, in 1997 compared with 1996, and sales increased 2.2%. Inventories, as a percentage of cost of sales, were 32.4% (including $11.6 million of inventory or 6.9% of cost of sales assumed in connection with the ECA Acquisition on December 1, 1997) at December 31, 1997, 22.1% at December 31, 1996 and 21.5% at December 31, 1995.

          The results of operations and financial condition of Worldtex are based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of estimates required, Worldtex believes the effects on the results of operations and financial condition have been minor. Worldtex will continue to monitor the impact of inflation in setting its pricing and other policies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

          The   following   financial   statements,    supplementary   financial
information and schedules are filed as part of this Report:

WORLDTEX, INC.

Independent Auditors' Report

Financial Statements:

          Consolidated Statements of Income,
               Years Ended December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets,
               December 31, 1997 and 1996

          Consolidated Statements of Stockholders' Equity,
               Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows,
               Years Ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

Supplementary Financial Information

Financial Statement Schedule:

          Schedule II -  Valuation and Qualifying  Accounts Years Ended December
                         31, 1997, 1996 and 1995

          All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Worldtex, Inc.:

We have audited the accompanying consolidated balance sheets of Worldtex, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldtex, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP



Atlanta, Georgia
February 27, 1998

                                 WORLDTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                           1997                1996                1995
                                                        ----------          ----------          ----------
Net sales (Notes 12 and 16)                             $ 203,256             207,829             187,981

Cost of goods sold                                        167,272             168,754             156,519
                                                        ---------           ---------           ---------
      Gross profit                                         35,984              39,075              31,462

Selling and administrative expense                         16,770              16,582              15,708
                                                        ---------           ---------           ---------
      Operating profit                                     19,214              22,493              15,754

Interest expense                                            7,043               5,826               5,693

Other income (expense) - net                                 (302)                694                 170
                                                        ---------           ---------           ---------
      Income before income taxes                           11,869              17,361              10,231

Provision for income taxes (Note 11)                        5,377               6,415               4,979
                                                        ---------           ---------           ---------
      Net income before extraordinary item                  6,492              10,946               5,252

Extraordinary item, net (Note 6)                            1,344                   -                   -
                                                        ---------           ---------           ---------
      Net income                                        $   5,148              10,946               5,252
                                                        =========           =========           =========
Basic net income per share (Note 3):
      Net income before extraordinary item, net               .45                 .76                 .36
      Extraordinary item, net                                 .09                   -                   -
                                                        ---------           ---------           ---------
      Net income                                        $     .36                 .76                 .36
                                                        =========           =========           =========
Diluted net income per share (Note 3):
      Net income before extraordinary item, net               .44                 .75                 .36
      Extraordinary item, net                                 .09                   -                   -
                                                        ---------           ---------           ---------
       Net income                                       $     .35                 .75                 .36
                                                        =========           =========           =========

Weighted average shares outstanding (Note 3)
      Basic                                                14,420              14,463              14,476
                                                        =========           =========           =========
      Diluted                                              14,821              14,669              14,567
                                                        =========           =========           =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                                                                     1997                  1996
                                                                                   --------              --------
Current Assets:
    Cash and cash equivalents                                                      $ 14,872                 2,117
    Accounts and notes receivable, less allowance for doubtful accounts
       of $2,085 in 1997 and $2,589 in 1996 (Notes 4, 6 and 16)                      46,320                39,868
    Inventories (Notes 3 and 6)                                                      54,200                37,265
    Prepaid expenses and other current assets (Note 11)                               3,026                 2,975
                                                                                   --------              --------
       Total current assets                                                         118,418                82,225

Property, plant and equipment - net (Note 3)                                         99,160                90,282
Other assets (Notes 3 and 15)                                                        11,946                 5,147
Cost in excess of net assets of acquired businesses, net of accumulated
       amortization of $7,600 in 1997 and $7,115 in 1996                             82,915                28,378
                                                                                   --------              --------
                                                                                   $312,439               206,032
                                                                                   ========              ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings (Note 5)                                                 $  1,819                 1,342
    Current installments of long-term debt (Note 6)                                     620                 1,634
    Accounts and notes payable-trade and other liabilities (Notes 8 and 10)          28,236                30,254
    Income taxes payable (Note 11)                                                        -                 1,525
                                                                                   --------              --------
       Total current liabilities                                                     30,675                34,755
                                                                                    185,780                67,754
Long-term debt (Note 6)
Other long-term liabilities                                                           2,547                 1,316
Deferred income taxes (Note 11)                                                      15,935                17,029
                                                                                   --------              --------
       Total liabilities                                                            234,937               120,854
                                                                                   --------              --------
Stockholders' equity (Notes 6, 7 and 8):
    Preferred stock                                                                       -                     -
    Common stock                                                                        147                   147
    Paid-in capital                                                                  30,059                 9,946
    Retained earnings                                                                62,067                56,919
    Cumulative foreign translation adjustment                                       (13,273)                 (336)
    Less - Treasury stock, at cost                                                   (1,498)               (1,498)
                                                                                   --------              --------
       Total stockholders' equity                                                    77,502                85,178

Commitments and contingencies (Notes 8 and 9)                                             -                     -
                                                                                   --------              --------
                                                                                   $312,439               206,032
                                                                                   ========              ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                                CUMULATIVE
                                                                                  FOREIGN
                                  COMMON           PAID-IN        RETAINED      TRANSLATION     TREASURY
                                   STOCK           CAPITAL        EARNINGS      ADJUSTMENT        STOCK        TOTAL
                                  -------          -------        --------      -----------     --------      -------
Balances at
 Dec. 31, 1994                    $   147          29,913          40,721          (837)          (911)        69,033

Net income                              -               -           5,252             -              -          5,252
Foreign currency
    translation
    adjustment                          -               -               -         4,654              -          4,654
                                  -------          ------          ------       -------         ------        -------
Balances at
    Dec. 31, 1995                     147          29,913          45,973         3,817           (911)        78,939

Net income                              -               -          10,946             -              -         10,946
Foreign currency
    translation
    adjustment                          -               -               -        (4,153)             -         (4,153)
Purchases of treasury
    stock                               -               -               -             -           (587)          (587)
Stock issued                            -              33               -             -              -             33
                                  -------          ------          ------       -------         ------        -------
Balances at
    Dec. 31, 1996                     147          29,946          56,919          (336)        (1,498)        85,178

Net income                              -               -           5,148             -              -          5,148
Foreign currency
    translation
    adjustment                          -               -               -       (12,937)             -        (12,937)
Stock issued                            -             113               -             -              -            113
                                  -------          ------          ------       -------         ------        -------
Balances at
    December 31, 1997
    (Notes 6, 7 and 8)            $   147          30,059          62,067       (13,273)        (1,498)        77,502
                                  =======          ======          ======       =======         ======        =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                  1997            1996           1995
                                                               ---------       ---------      ---------
Cash flows from operating activities:
Net income                                                     $   5,148         10,946          5,252
Adjustments  to  reconcile   net  income  to  net
  cash  provided  by  operating activities:
    Depreciation and amortization                                  6,845          6,284          6,133
    Provision for losses on accounts receivable                      305            139          1,332
    Deferred income taxes                                            720            825           (161)
    Change in assets and liabilities
      net of effects of acquisitions:
      Accounts and notes receivable                               (1,064)        (2,788)        (2,751)
      Inventories                                                 (7,396)        (4,557)        (1,276)
      Prepaid expenses and other current assets                     (248)           163           (527)
      Accounts and notes payable -
        trade and other current liabilities                       (4,313)         5,344          3,950
      Income taxes payable                                        (1,494)        (1,324)            94
                                                               ---------      ---------      ---------
      Net cash (used in) provided by operating activities         (1,497)        15,032         12,046
                                                               ---------      ---------      ---------
Cash flows from investing activities:
  Capital expenditures                                            (7,706)       (13,785)        (8,356)
  Acquisitions, net of cash acquired                             (85,382)             -         (4,067)
  Other investing activities                                      (8,190)        (1,149)        (3,011)
                                                               ---------      ---------      ---------
    Net cash used in investing activities                       (101,278)       (14,934)       (15,434)
                                                               ---------      ---------      ---------

Cash flows from financing activities:
  Borrowings under line of credit arrangements                     3,548         16,724          7,813
  Payments under line of credit arrangements                      (3,435)       (16,321)        (6,874)
  Borrowings under revolving credit facility                     109,550        104,660         46,038
  Payments under revolving credit facility                      (121,940)      (104,940)       (40,578)
  Borrowings under long term loans                               175,000              -              -
  Payments under long term loans                                 (50,000)             -              -
  Stock issued or (reacquired), net                                  113           (554)             -
  Other financing activities                                       1,068            830         (4,217)
                                                               ---------      ---------      ---------
    Net cash provided by financing activities                    113,904            399          2,182
                                                               ---------      ---------      ---------
Effects of exchange rate changes in cash                           1,626           (225)          (100)
                                                               ---------      ---------      ---------
    Net increase (decrease) in cash                               12,755            272         (1,306)
Cash at beginning of year                                          2,117          1,845          3,151
                                                               ---------      ---------      ---------
Cash at end of year                                            $  14,872          2,117          1,845
                                                               =========      =========      =========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest                                                   $   7,374          5,784          5,265
                                                               =========      =========      =========
    Income taxes                                               $   7,594          7,630          3,722
                                                               =========      =========      =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - ORGANIZATION AND BUSINESS

Worldtex, Inc. ("Worldtex" or the "Company"), a Delaware corporation organized in July 1992, is a holding company engaged through its subsidiaries in the manufacture of covered elastic yarn, which is used to manufacture hosiery products and other apparel items, and narrow elastic fabrics, that are used as components in the production of apparel products and elastic bands in women's hosiery. Worldtex's principal markets are in North America, South America and Europe.

Worldtex's principal subsidiaries are Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, Filix Lastex, S.A. ("Filix"), based in Troyes, France, and Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia. During 1997, Worldtex acquired Elastex, Inc. ("Elastex"), based in Asheboro, North Carolina, and Elastic Corporation of America, Inc. ("ECA"), based in Columbiana, Alabama as discussed in Note 14. Reference to Worldtex shall include its subsidiaries unless the context shall indicate otherwise.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements of Worldtex as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 include the accounts of Regal, Rubyco, Filix, Fibrexa effective April 1, 1995, Elastex effective October 3, 1997 and ECA effective December 1, 1997. All significant intercompany balances and transactions for all periods are eliminated in the consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  CASH AND CASH EQUIVALENTS

At December 31, 1997, cash includes a $9,160 demand deposit with a commercial bank earning daily money market investment yields. At December 31, 1997 and 1996, restricted cash on deposit of $2,123 and $2,004, respectively, are included in other assets as security for loans to Fibrexa in Colombia, South America.

(B)  INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

As of December 31, 1997 and 1996, the major classes of inventory are:

                                 1997               1996
                                 ----               ----

Raw Materials                  $ 15,401              12,614
Work in Process                  13,976               6,428
Finished Goods                   24,823              18,223
                               --------            --------
                               $ 54,200              37,265
                               ========            ========

(C)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated primarily using the straight-line method over the following estimated useful lives of the related assets: machinery and equipment (6 to 20 years, with approximately 60% being depreciated over 20 years), structures (20 to 40 years), other equipment (5 to 10 years). Leasehold improvements are amortized over their respective lease terms or their estimated useful lives, if shorter. Repair and maintenance costs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized and depreciated. As of December 31, 1997 and 1996, property, plant and equipment consists of:

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      1997           1996
                                      ----           ----

Land                                 $2,820          2,471
Buildings and leasehold
    improvements                     34,172         31,181
Machinery and equipment
                                     99,083         91,008
                                    -------        -------
                                    136,075        124,660
Less accumulated depreciation
    and amortization
                                     36,915         34,378
                                    -------        -------
                                    $99,160         90,282
                                    =======         ======

(D)  COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

The cost in excess of net assets of acquired businesses is amortized using the straight-line method over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the cost in excess of net assets of acquired businesses over their remaining lives can be recovered through the undiscounted future operating cash flows of the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.

(E)  FORWARD EXCHANGE CONTRACTS

Rubyco enters into forward exchange contracts as a hedge against accounts payable denominated in foreign currency. These contracts are used by Rubyco to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of its foreign business. Gains and losses on forward contracts, which are not material, are deferred and included in the measurement of the related foreign currency transactions. The impact of forward contracts on cash flows is reflected in the change in accounts and notes payable - trade. As of December 31, 1997 and 1996, $0 and $500, respectively, in contracts were outstanding.

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

No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to Worldtex, since Worldtex intends that such earnings will continue to be invested in those countries. At December 31, 1997, the cumulative amount of foreign undistributed earnings amounted to approximately $48,509. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

(G)  FOREIGN CURRENCY

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

(H)  NET INCOME PER SHARE

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the year. The reconciliation of income available to common stockholders and weighted average number of common shares

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

for basic and dilutive per share amounts as required by SFAS No. 128, EARNINGS PER SHARE is as follows:

                                  1997        1996         1995
                               ----------  ----------   ----------
Net income before
   extraordinary item          $    6,492      10,946        5,252
Preferred dividends and
   other adjustments
                                        -           -            -
                               ----------  ----------   ----------
Basic net income available
   to common stockholders
                               $    6,492      10,946        5,252
Securities effects                      -           -            -
                               ----------  ----------   ----------
Diluted net income available
   to common stockholders
                               $    6,492      10,946        5,252
                               ==========      ======   ==========
Basic weighted average
   common shares outstanding
                                   14,420      14,463       14,476
Effect of dilutive options
   outstanding                        401         206           91
                               ----------  ----------   ----------
Diluted weighted average
   common and common
   equivalent shares
   outstanding
                                   14,821      14,669       14,567
                               ==========  ==========   ==========
Potentially dilutive shares
   not included because
   their effect was
   antidilutive                        80         458          651
                               ==========  ==========   ==========


(I)  REVENUE RECOGNITION

Revenue from sales is recognized when goods are shipped to the customer, at which point the risk of loss has passed to the customer. The Company provides allowances for expected cash discounts based upon historical bad debts and related claims experience and upon periodic evaluations of the aging of the accounts receivable.

(J)  INTEREST RATE SWAP

The interest rate swap agreement is accounted for like a hedge of the underlying debt obligation and interest expense is recorded using the revised interest rate, with fees and other payments amortized as yield adjustments.

(K)  STOCK OPTIONS

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion no 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

(M)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net income as previously reported.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 4 - NOTES RECEIVABLE

Filix has the U.S. dollar equivalent of approximately $2,812 and $4,500 of non-interest bearing notes receivable as of December 31, 1997 and 1996, respectively, with maturities within four months of the periods ended.

NOTE 5 - SHORT-TERM BORROWINGS

Short-term debt consists of notes payable to banks and advances under bank lines of credit and overdraft facilities.

Fibrexa has available the U.S. dollar equivalent of $4,170 under various bank lines of credit providing for unsecured borrowings and letter of credit financing generally due in 90 days. At December 31, 1997 and 1996, $1,560 and $1,324, respectively, were outstanding under these agreements at average interest rates of 7.75% and 7.57% respectively.

Filix has available the U.S. dollar equivalent of $15,049 under various unsecured bank lines of credit and overdraft facilities bearing interest at 4.28%. At December 31, 1997 and 1996, no amounts were outstanding under these facilities.

Rubyco has available the U.S. dollar equivalent of $1,049 under a bank line of credit, due on demand, providing for unsecured borrowings and letter of credit financing at the bank's prime rate (5.5% at December 31, 1997). The line of credit is guaranteed by the Company. At December 31, 1997 and 1996, $259 and $18 amounts, respectively, were outstanding under this agreement.

NOTE 6 - LONG-TERM DEBT

As of December 31, 1997 and 1996, long-term debt consists of:

                                        1997            1996
                                        ----            ----
9.625% Senior Notes due
  December 15, 2007                   $175,000             -
7.50% Senior Notes due
  July 1,1998 through July 1, 2004           -        50,000
Industrial revenue bonds
  due June 1, 2014 with
  interest at variable rates
  (5.9% average rate as of
  December 31,1997)                      6,000             -

Revolving credit facilities
  due December 1, 2002
  with interest at variable
  rates (6.56% weighted
  average rate as of
  December 31,1996)                          -        12,390
Other indebtedness, primarily
  fixed rate debt, due at
  various dates through 2007             5,400         6,998
                                      --------      --------
                                       186,400        69,388
Less current installments                  620         1,634
                                      --------      --------
                                      $185,780        67,754
                                      ========     =========


The aggregate annual maturities of long-term debt during each of the five years subsequent to December 31, 1997 are as follows:

       YEAR ENDING
       DECEMBER 31,       AMOUNT
     ---------------    ------------
           1998         $      620
           1999                485
           2000              1,826
           2001                601
           2002                852
        Thereafter         182,016
                        ----------
                        $  186,400
                        ==========

The Company entered into an indenture dated December 1, 1997, under which a total of $175,000 Senior Notes due December 15, 2007 were issued with interest

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

at the annual rate of 9.625%. The notes are unconditionally guaranteed by each of the U.S. subsidiaries of the Company. The Company may redeem the notes on or after December 15, 2002, at redemption prices ranging from 104.813% in 2002 to 100% in 2005. Up to 35% of the aggregate principal amount of notes originally issued may be redeemed at a price of 109.625% with the net proceeds of a public offering of common stock at any time on or before December 15, 2000. The indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, and assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. At December 31, 1997, Worldtex was in compliance with the various covenants.

On December 1, 1997, the Company repaid the $50,000 Senior Notes due July 2004 with part of the proceeds from the sale of the $175,000 Senior Notes due 2007. An extraordinary charge of $1,344, net of a tax benefit of $693, was recorded for the early debt extinguishment.

In 1994, the Company entered into an interest rate swap agreement with a commercial bank that effectively converted a portion of its $50,000 Senior Notes from fixed rate debt to a floating rate based on LIBOR for a period of three years ending July 1999. At December 31, 1997, the swap agreement had a notional principal amount of $25,000. The floating rate is reset every six months during the term of the interest rate swap agreement with interest due January 21 and July 21. The agreement effectively changed the interest rate on $25,000 from 7.5% to approximately 6.24%, 7.87%, 7.08%, 6.59%,6.77%, 6.52% and 6.77% for the
six month intervals ended January 21, 1995 through January 21, 1998 at which time the effective interest rate for this portion of the debt was decreased to 6.49% for the next six months. The estimated amount at which the Company could terminate this agreement was approximately $354 at December 31, 1997. Net amounts due under this agreement decreased interest expense for 1997 by $257, for 1996 by $201 and for 1995 by $20. The $50,000 Senior Notes were repaid on

December 1, 1997. The Company terminated the swap agreement effective March 26, 1998. The termination did not have a material effect on the financial condition or results of operations of the Company.

In connection with the ECA acquisition, the Company entered into a new credit facility and repaid and terminated the existing credit facility. The new facility provides for revolving credit borrowings in an aggregate principal amount of up to $25,000. The new credit facility terminates and all amounts borrowed thereunder will be due December 1, 2002. Loans under the new credit facility bear interest at variable rates. Loans are guaranteed by all U.S. subsidiaries of the Company and are required to be secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the foreign subsidiaries. No loans were outstanding at December 31, 1997. The new credit facility carries a commitment fee of .375% of the unused available borrowings. The new credit facility contains customary covenants and restrictions on the Company's ability to engage in certain activities. In addition, the new credit facility provides that the Company must meet certain financial covenants, including a minimum consolidated current ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the new credit facility restricts the payment of dividends. At December 31, 1997, Worldtex was in compliance with the various covenants.

Under the most restrictive of these debt agreements, $.4 million of retained earnings was unrestricted as to the payment of dividends and other distributions as of December 31, 1997.

NOTE 7 - STOCKHOLDERS' EQUITY

Worldtex is authorized to issue up to forty million shares of common stock, $.01 par value, and ten million shares of preferred stock, $.01 par value. As of December 31, 1997 and 1996, there were issued and outstanding 14,428,671 and 14,403,271 shares of common stock, respectively, and no shares of preferred

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

stock. Worldtex is authorized to repurchase up to one million shares of its common stock. Through December 1997, 266,300 shares had been purchased and are carried at cost as Treasury Stock.

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

Under the terms of the Worldtex 1992 Stock Incentive Plan, as amended by the stockholders in May 1994, options to purchase up to 1,400,000 shares of common stock may be awarded to officers and employees. Options granted under the plan may be for such terms and exercised at such times as determined at the time of grant by the Compensation Committee of the Board of Directors. In addition, the Plan provides that each outside director will be granted an option to purchase 10,000 shares of common stock of the Company. As of December 31, 1997, 1,000 shares were reserved for future awards under the plan. In addition, in connection with the Company's acquisition of Elastic Corporation of America ("ECA") in December 1997, the Company granted to a senior executive of ECA an option outside of the 1992 Stock Incentive Plan to purchase 50,000 shares of common stock of the Company. The 1992 Stock Incentive Plan also includes provisions for the granting of stock appreciation rights, restricted stock, deferred stock, employee loans and tax offset payments. At December 31, 1997, no such grants had been issued, except for limited stock appreciation rights applicable if there is a change of control (as defined) of the Company.

The following table summarizes stock option activity during each of the last three years:

                                  NUMBER OF      WEIGHTED AVERAGE
                                   SHARES         EXERCISE PRICE
Balances at
   December 31, 1994                996,000           $5.50
   Options Granted                   86,000           $6.44
   Options Exercised                      -               -
   Options Cancelled                  5,000           $6.44
                                -----------
Balances at
   December 31, 1995              1,077,000           $5.57
   Options Granted                  255,000           $4.82
   Options Exercised                  6,200           $5.43
   Options Cancelled                 10,000           $4.19
                                -----------
Balances at
   December 31, 1996              1,315,800           $5.44
   Options Granted                   80,000           $8.26
   Options Exercised                 25,400           $4.43
   Options Cancelled                  3,000           $6.44
                                -----------
Balances at
   December 31, 1997              1,367,400           $5.53
                                ===========
Options Exercisable:
   December 31, 1995                507,200           $6.03
   December 31, 1996                737,400           $5.91
   December 31, 1997                891,680           $5.76
Weighted average fair
value of options
granted:
   December 31, 1995                  $3.01
   December 31, 1996                  $2.27
   December 31, 1997                  $3.79


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Options outstanding at December 31, 1997:

                                       WEIGHTED
                                       AVERAGE         WEIGHTED
RANGE OF EXERCISE     NUMBER OF       REMAINING         AVERAGE
      PRICES           SHARES      CONTRACTUAL LIFE    EXERCISE
                                                         PRICE
$4.19 - $4.75         634,800          7.0 yrs            $ 4.40
$6.44 - $6.75         652,600          5.3 yrs            $ 6.48
$7.97 - $9.44          80,000          9.7 yrs            $ 8.26

Options exercisable at December 31, 1997:

                                       WEIGHTED
                                       AVERAGE         WEIGHTED
RANGE OF EXERCISE     NUMBER OF       REMAINING         AVERAGE
      PRICES           SHARES      CONTRACTUAL LIFE    EXERCISE
                                                         PRICE
$4.19 - $4.75         293,880          7.0 yrs           $ 4.40
$6.44 - $6.75         597,800          5.3 yrs           $ 6.48
$7.97 - $9.44               0          9.7 yrs           $ 8.26

The Company continues to apply Accounting Principles Board Opinion No. 25 and accordingly recognizes compensation expense to the extent the quoted market price of the stock exceeds the amount the employee is required to pay as of the date of grant of the option. 200,000 options were issued at less than quoted market value and $30 has been charged to compensation cost in 1997, 1996 and 1995 respectively. These 200,000 options, plus 200,000 options issued at quoted market value, vest ratably over three years while all other options vest ratably over five years. The options have a ten year term.

Had compensation cost for the Company's stock option plan been determined consistent with Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would be as follows:

                                 1997        1996       1995
                                 ----        ----       ----
Net income as reported
                                $5,148     10,946       5,252
Pro forma                        5,046     10,872       5,240
Diluted net income
   per share
   as reported                     .35        .75         .36
Pro forma                          .35        .75         .36


The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 33%, 27% and 29%; risk-free interest rates of 5.5% and expected lives of eight years.

NOTE 8 - EMPLOYEE BENEFIT PLANS

Employees of Regal participate in a non-contributory profit-sharing plan for all eligible employees, including officers. The plan provides for minimum employer contribution of the lesser of five percent of Regal's income before taxes plus a discretionary amount determined by the Regal Board of Directors or the maximum amount deductible for Federal income tax purposes. Provisions for the years ended December 31, 1997, 1996 and 1995 were $89, $60 and $27 respectively.

Regal employees participate in the Worldtex Employee Stock Ownership Plan ("Worldtex ESOP"). The Worldtex ESOP provides eligible employees with an opportunity to purchase Worldtex common stock through payroll deductions, and subject to certain limitations was matched by Worldtex. The Worldtex contribution was suspended indefinitely effective June 1, 1996. Effective January 11, 1998, Worldtex reinstituted its matching program at the rate of one-third of the employee contribution up to a maximum employee contribution of 6% of salary. Contributions to the Worldtex ESOP are invested by an independent trustee in common stock of Worldtex. Stock attributable to Worldtex contributions vests at the rate of 20% for after two years of service, with 20% vesting added for each year, up to five years of service, at which point an employee is 100% vested in the plan. Contributions to the Worldtex ESOP were $0,

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

$50 and $124 in 1997, 1996 and 1995 respectively. Effective June 1, 1996, the Company amended and renamed the plan The Worldtex, Inc. Profit Sharing and Retirement Savings Plan in order to merge the Regal profit-sharing, the Worldtex ESOP, and the Worldtex, Inc. 401(k) plans. All vesting schedules for Company contributions were conformed to the one described above for the ESOP plan.

Employees of Rubyco participate in a Registered Retirement Savings plan. The plan provides for employee contributions of 4% of salary to a maximum of $3.5 with corresponding contributions by Rubyco of 5% of salary to a maximum of $3.5. Provisions for the years ended December 31, 1997, 1996 and 1995 were $32, $27 and $27 respectively.

Filix is legally obligated to contribute to an employee profit-sharing plan whereby annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Provisions for the years ended December 31, 1997, 1996 and 1995 were $720, $902 and $780 respectively.

Under the terms of an industry-wide labor agreement, Filix employees are entitled to a lump-sum payment at normal retirement age of up to four months salary depending on their number of years of service. Such amounts are payable only if the employee remains with Filix until retirement. The plan is not funded. The following table sets forth the plan's unfunded status as of December 31, 1997 and 1996:

                                             1997         1996
                                             ----         ----
Actuarial present value of benefit
   obligations:
Vested benefit obligations                  $    -            -
                                            ======       ======
Accumulated benefit
   obligation                               $ (185)        (256)
                                            ======       ======
Projected benefit obligation                $ (199)        (299)
Plan assets at fair value                        -            -
                                            ------       ------
Projected benefit obligation in               (199)        (299)
   excess of plan assets
Unrecognized net loss                           14           99
                                            ------       ------
Accrued pension liability                   $ (185)        (200)
                                            ======       ======



Net periodic  pension cost of the Filix  agreement for the years ended  December
31, 1997, 1996 and 1995 included the following components:


                                       1997      1996       1995
                                       ----      ----       ----
Service cost                         $    8        11          9
Interest cost on projected benefit
   obligation                            13        25         26
Amortization of (gain)/loss               -        11          -
                                     ------    ------     ------
Net periodic pension cost            $   21        47         35
                                     ======    ======     ======

The projected benefit obligation at December 31, 1997 and 1996 was determined using an assumed discount rate of 7.25% and 7.5% respectively. The assumed long-term rate of increase in compensation was 3% for 1997 and 1996.

Worldtex has a unfunded supplemental death and retirement plan for certain key employees. The accrued pension liability at December 31, 1997 and 1996 was $1,487 and $1,287. Net periodic pension cost was $200, $522 and $72 in 1997, 1996 and 1995 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under noncancelable operating leases, primarily for real property, as of December 31, 1997 are:

      1998            $   2,174
      1999                1,936
      2000                1,904
      2001                1,924
      2002                  404
                      ---------
      Total           $   8,342
                      =========

Rental  expense for  cancelable and  noncancelable  operating  leases charged to
operations  for  the  years  ended   December  31,  1997,   1996  and  1995  was
approximately $1,134, $974 and $647 respectively.

In the normal course of business, Worldtex and its subsidiaries may sometimes be named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

of any present litigation or asserted claim will not have a material effect on Worldtex's operations, financial position or liquidity.

NOTE 10 - ACCOUNTS AND NOTES PAYABLE - TRADE AND OTHER LIABILITIES

Accounts and notes payable - trade and other liabilities consist of the following as of December 31, 1997 and 1996:

                                        1997            1996
                                        ----            ----
Accounts and other                  $  19,187         21,229
    payables - trade
Salaries, wages and other               3,612          3,502
    compensation
Pensions, profit sharing and            1,668          1,530
    employee benefits
Taxes, other than income taxes          1,083            831
Interest                                1,619          2,109
Other                                   1,067          1,053
                                    ---------      ---------
Total                               $  28,236         30,254
                                    =========      =========

NOTE 11 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                 U. S.                 U.S. STATE
                FEDERAL     FOREIGN     & LOCAL       TOTAL
1997
Current        $    (310)       4,335         (55)      3,970
Deferred            (275)       1,794        (112)      1,407
               ----------   ---------   ----------  ---------
Total          $    (585)       6,129        (167)      5,377
               ==========   =========   ==========  =========
1996
Current        $      90        5,711          22       5,823
Deferred            (154)         758         (12)        592
               ----------
Total          $     (64)       6,469          10       6,415
               ==========   =========   =========   =========
1995
Current        $       -        5,037           -       5,037
Deferred            (717)         834        (175)        (58)
               ----------   ---------   ----------  ----------
Total          $    (717)       5,871        (175)      4,979
               ==========   =========   ==========  =========

Income before income taxes for the years ended December 31, 1997, 1996 and 1995 is comprised as follows:

                          1997          1996           1995
                          ----          ----           ----
U.S.                   $ (2,244)         (365)        (1,959)
Foreign                  14,113        17,726         12,190
                       --------      --------      ---------
                       $ 11,869        17,361         10,231
                       ========      ========       ========

A reconciliation for the years ended December 31, 1997, 1996 and 1995 between the amount computed using the U. S. Federal income tax rate and the effective rate of tax on book income is as follows:

                                      1997       1996      1995
                                      ----       ----      ----
Statutory U.S. Federal income
   tax rate                           34.0%      34.0%     34.0%
State and local income taxes,
   net of U.S. Federal income
   tax benefit                           -          -      (1.1)
Effect of increase in French
   tax rate on deferred taxes          9.7          -       8.7
Effect of increase in French
   tax rate on current taxes           7.1          -         -
Effect of foreign inflation
   adjustments                        (7.8)         -         -
Amortization of goodwill               2.2        1.9       3.0
Other, net                              .1        1.1       4.1
                                      -----      -----     -----
Effective rate of tax on book
   income                              45.3%      37.0%     48.7%
                                      ======      =====    ======

In October 1997, the French parliament enacted a provision that increased the tax rate from 36.67% to 41.67%. The 36.67% rate was increased from 33.33% in July 1995. The rate increases resulted in a $1,156 charge in 1997 and a $889 charge in 1995 to income tax provision to increase the deferred tax liability as of January 1 of each year to the higher enacted income tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          1997        1996
                                          ----        ----
Deferred tax assets:
   Inventories                          $     259         196
   Employee benefits                          843         739
   Allowance for doubtful accounts            346         671
   Net operating loss carryforwards         2,561         623
                                        ---------   ---------
                                            4,009       2,229
                                        ---------   ---------
Deferred tax liabilities:
   Property, plant and equipment          (17,609)    (16,813)
   Goodwill amortization                      (82)          -
   Imputed interest                          (806)       (838)
   Other nondeductible items                 (362)       (158)
                                        ----------  ----------
                                          (18,859)    (17,809)
                                        ----------  ----------
Net deferred income taxes                $(14,850)    (15,580)
                                        ==========  ==========


Deferred taxes are classified in the accompanying Consolidated Balance Sheets captions as follows:

                                    1997          1996
                                    ----          ----
Prepaid expenses and
   current assets                  $  1,085         1,449
Deferred income taxes               (15,935)      (17,029)
                                   --------      --------
                                   $(14,850)      (15,580)
                                   ========      ========

There was a $91 valuation allowance established in 1997 for deferred tax assets attributable to items when realized will result in adjustments to goodwill as of December 31, 1997. There was no valuation allowance for years ended December 31, 1996 and 1995. Based upon the level of historical taxable income and the expected reversal of future taxable temporary differences, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1997.

NOTE 12 - GEOGRAPHIC INFORMATION

Financial information by geographic area for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                      NORTH                SOUTH
                      -----                -----
                     AMERICA    EUROPE    AMERICA    TOTAL
                     -------    ------    -------    -----
1997
----
Net Sales             $98,138    92,417     12,701   203,256
Operating Profit        3,637    12,830      2,747    19,214
Identifiable Assets   196,795    89,919     25,725   312,439
1996
----
Net Sales              86,280   109,785     11,764   207,829
Operating Profit        2,469    19,049        975    22,493
Identifiable Assets    79,598   101,452     24,982   206,032
1995
----
Net Sales              80,721   100,577      6,683   187,981
Operating Profit
   (loss)                (311)   14,878      1,187    15,754
Identifiable Assets    80,514    99,439     16,112   196,065


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

(B)  LONG-TERM DEBT

The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of the Company's long-term debt instruments are:

                                         DECEMBER 31, 1997
                                         -----------------
                                      CARRYING        ESTIMATED
                                       AMOUNT        FAIR VALUE
                                       ------        ----------

9.625% Senior Notes                  $   175,000         179,831
Revolving credit facilities                    -               -
Other indebtedness                        11,400          11,510
                                     -----------     -----------
Total                                $   186,400         191,341
                                     ===========     ===========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(C)     FORWARD EXCHANGE CONTRACTS

The forward exchange contracts described in Note 3 (e) are relatively simple, short-term instruments in which future exchange rates are locked in for a fee.

(D)     INTEREST RATE SWAP

The interest rate swap described in Note 3 (j) is discussed further in Note 6.

(E)     LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14 - ACQUISITIONS

On December 1, 1997, the Company completed the acquisition of substantially all of the assets of the Elastic Corporation of America division ("ECA") of NFA Corp. for approximately $76,300 in cash and the assumption of $6,000 in long term debt. ECA is a supplier of woven and knitted narrow elastic fabrics to the apparel industry. On October 3, 1997, the Company purchased substantially all of the assets of the Narrow Fabrics division ("Elastex") of Texfi Industries, Inc. for approximately $8,400 in cash. Elastex is a supplier of knitted narrow elastic fabrics to the apparel industry. The net proceeds from the sale of the $175,000 senior notes were used to fund the acquisition on December 1, 1997 of ECA and to reduce outstanding indebtedness incurred to finance the acquisition on October 3, 1997, of Elastex. The excess of cost over fair value of net assets acquired was approximately $52,887 for ECA and approximately $3,837 for Elastex as of December 31, 1997, which will be amortized using the straight-line method over 40 years. The acquisitions were accounted for as a purchase and, accordingly, the net assets and operations of ECA and Elastex have been included in the Company's consolidated financial statements beginning on the acquisition effective dates.

The following unaudited pro forma data presents 1997 and 1996 results of operations of the Company, Elastex and ECA as though the acquisitions had occurred at the beginning of each period presented, giving effect to depreciation and amortization of assets on the accounting basis recognized in recording the purchase and the interest on funds used to effect the purchase.


                                        1997             1996
                                        ----             ----
Net sales                            $ 283,726          279,383
Net income                               5,576            7,240
Diluted net income per share               .38              .49


During the second quarter of 1995, a wholly owned subsidiary of the Company acquired substantially all of the assets of Fibrexa, S.A. ("Fibrexa"), a manufacturer of covered yarn based in Bogota, Colombia. The consideration for the purchase was approximately $4,400 in cash, assumption of approximately $6,500 in debt and contingent payments based on earnings from the Company's South American operations over a five-year period. The funds for this purchase were obtained from the Company's cash on hand and borrowings under the Company's Revolving Credit Agreement. The excess of cost over fair value of the net assets acquired was approximately $800 at acquisition and $1,500 at year end 1995, $2,000 at December 1996, and $2,800 at December 1997 due to contingency payments per the purchase agreement, which will be amortized using the straight-line method over 40 years. The acquisition was accounted for as a purchase and, accordingly, the net assets and operations of Fibrexa have been included in the Company's consolidated financial statements beginning on the effective acquisition date of April 1, 1995.

NOTE 15 - RELATED PARTY TRANSACTIONS

In 1997, 1996 and 1995, other assets include a $600 noninterest bearing note receivable due in the year 2000 from a senior executive.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 16 - CONCENTRATIONS

The Company currently buys a significant portion of its Lycra and spandex yarn, an important component of its products, from a single supplier. There are a limited number of manufacturers of this raw material and a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

In 1995, one customer accounted for 10.5% of Worldtex's consolidated net sales. In 1997 and 1996, no customer represented over 10% of consolidated net sales. The majority of Worldtex's sales during 1997 were attributable to the sale of covered elastic yarn. In 1997, Worldtex acquired two narrow elastic fabric businesses. Any significant decline in demand for covered elastic yarn or narrow elastic fabrics would have a material adverse effect on the operations of Worldtex.

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

As of December 31, 1997, $507 is reserved primarily for inventory valuation and allowances for the collectibility of accounts receivables related to the closed operations.

NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

The $175,000 Senior Notes are guaranteed by each of the U.S. subsidiaries of the Company, which consist of Regal, Willcox & Gibbs Filix of Delaware, Inc., Regal Yarns of Argentina, Inc., WTX Colombia I, Inc. and WTX Colombia II, Inc., ECA and Elastex. The guarantor subsidiaries are wholly owned subsidiaries of the

Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and the nonguarantor subsidiaries.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Statements of Income
December 31, 1997
                                                                 GUARANTOR        NON-GUARANTOR
                                                                 DOMESTIC           FOREIGN
                                           WORLDTEX, INC.       SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                           --------------       ------------      ------------       ------------      ------------

Net sales                                    $        -             77,893           138,892            (13,529)          203,256

Cost of goods sold                                    -             69,413           111,388            (13,529)          167,272
                                             ----------         ----------        ----------         -----------       ----------

  Gross profit                                        -              8,480            27,504                  -            35,984

Selling and administrative expense                2,572              4,270             9,928                  -            16,770
                                             ----------         ----------        ----------         ----------        ----------

  Operating profit (loss)                        (2,572)             4,210            17,576                  -            19,214

Interest expense                                  5,962                247               834                  -             7,043
Intercompany interest expense (income)           (2,535)               844             1,691                  -                 -
Intercompany administrative charges              (2,435)             1,948               487                  -                 -
Other income (expense) - net                         87                 61              (450)                 -              (302)
                                             ----------         ----------        ----------         ----------        ----------

  Income (loss) before income taxes              (3,477)             1,232            14,114                  -            11,869

Provision (benefit) for income taxes             (1,083)               331             6,129                  -             5,377

Undistributed earnings of subsidiaries            8,886                  -                 -             (8,886)                -
                                             ----------         ----------        ----------         ----------        ----------

  Net income before extraordinary Item            6,492                901             7,985             (8,886)            6,492

Extraordinary item                                1,344                  -                 -                  -             1,344
                                             ----------         ----------        ----------         ----------        ----------

  Net income                                 $    5,148                901             7,985             (8,886)            5,148
                                             ==========         ==========        ==========         ===========       ==========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Statements of Income
December 31, 1996
                                                               GUARANTOR         NON-GUARANTOR
                                                               DOMESTIC             FOREIGN
                                           WORLDTEX, INC.     SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                           --------------     ------------       ------------     ------------       ------------

Net sales                                   $        -             66,574           150,332            (9,077)          207,829

Cost of goods sold                                   -             59,893           117,938            (9,077)          168,754
                                            ----------         ----------        ----------        ----------        ----------

  Gross profit                                       -              6,681            32,394                 -            39,075

Selling and administrative expense               2,659              3,166            10,757                 -            16,582
                                            ----------         ----------        ----------        ----------        ----------

  Operating profit (loss)                       (2,659)             3,515            21,637                 -            22,493

Interest expense                                 4,844                194               788                 -             5,826
Intercompany interest expense (income)          (2,929)               885             2,044                 -                 -
Intercompany administrative charges             (3,348)             1,851             1,497                 -                 -
Other income (expense) - net                       132                144               418                 -               694
                                            ----------         ----------        ----------        ----------        ----------

  Income (loss) before income taxes             (1,094)               729            17,726                 -            17,361

Provision (benefit) for income taxes              (350)               296             6,469                 -             6,415

Undistributed earnings of subsidiaries          11,690                  -                 -           (11,690)                -
                                            ----------         ----------        ----------        ----------        ----------

  Net income                                $   10,946                433            11,257           (11,690)           10,946
                                            ==========         ==========        ==========        ===========       ==========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Statements of Income
December 31, 1995
                                                               GUARANTOR        NON-GUARANTOR
                                                               DOMESTIC            FOREIGN
                                          WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                          --------------      ------------       ------------      ------------      ------------

Net sales                                  $        -              63,621           127,110            (2,750)           187,981

Cost of goods sold                                  -              58,626           100,584            (2,691)           156,519
                                           ----------          ----------        ----------        ----------         ----------

  Gross profit                                      -               4,995            26,526               (59)            31,462

Selling and administrative expense              2,136               4,279             9,293                 -             15,708
                                           ----------          ----------        ----------        ----------         ----------

  Operating profit (loss)                      (2,136)                716            17,233               (59)            15,754

Interest expense                                4,788                 183               722                 -              5,693
Intercompany interest expense (income)         (3,167)                753             2,414                 -                  -
Intercompany administrative charges            (3,077)              2,147               930                 -                  -
Other income (expense) - net                       62                 551              (443)                -                170
                                           ----------          ----------        ----------        ----------         ----------

  Income (loss) before income taxes              (618)             (1,816)           12,724               (59)            10,231

Provision (benefit) for income taxes                2                (894)            5,871                 -              4,979

Undistributed earnings of subsidiaries          5,872                   -                 -            (5,872)                 -
                                           ----------          ----------        ----------        ----------         ----------

  Net income (loss)                        $    5,252                (922)            6,853            (5,931)             5,252
                                           ==========          ===========       ==========        ===========        ==========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Balance Sheets
December 31, 1997

                                                                     GUARANTOR       NON-GUARANTOR
                                                                     DOMESTIC          FOREIGN
                                                WORLDTEX, INC.     SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                --------------     ------------      ------------   ------------      ------------

Assets
Current Assets
  Cash and cash equivalents                        $   10,058             321            4,493                -           14,872
  Accounts and notes receivable, net                        -          20,870           25,450                -           46,320
  Inventories                                               -          28,251           25,949                -           54,200
  Prepaid expenses and other current assets             1,402             511            1,113                -            3,026
                                                   ----------      ----------       ----------       ----------       ----------
    Total current assets                               11,460          49,953           57,005                -          118,418

Property, plant and equipment, net                        230          46,977           51,953                -           99,160
Other assets                                            9,480           1,495              971                -           11,946
Cost in excess of net assets of acquired
   businesses, net                                          -          64,619           18,296                -           82,915
Intercompany investments                              102,246               -                -         (102,246)               -
Intercompany advances                                 146,164          14,798                -         (160,962)               -
                                                   ----------      ----------       ----------       ----------       ----------
                                                   $  269,580         177,842          128,225         (263,208)         312,439
                                                   ==========      ==========       ==========       ==========       ==========
Liabilities and Stockholders' equity
Current Liabilities
  Short-term borrowings                           $         -               -            1,819                -            1,819
  Current Installments of long-term debt                    -               -              620                -              620
  Accounts and notes payable-trade and other
      liabilities                                       3,600           8,529           16,107                -           28,236
  Income taxes payable                                    567          (1,785)           1,218                -                -
                                                   ----------      ----------       ----------       ----------       ----------
    Total current liabilities                           4,167           6,744           19,764                -           30,675
                                                   ----------      ----------       ----------       ----------       ----------

Long-term debt                                        175,000           6,000            4,780                -          185,780
Other long-term liabilities                                 -               -            2,547                -            2,547
Deferred income taxes                                  (1,887)          6,820           11,002                -           15,935
Intercompany payables                                  14,798         123,577           22,587         (160,962)               -
                                                   ----------      ----------       ----------       ----------       ----------
    Total liabilities                                 192,078         143,141           60,680         (160,962)         234,937
                                                   ----------      ----------       ----------       ----------       ----------

Stockholders' equity
  Preferred stock                                           -               -                -                -                -
  Common stock                                            147              49           31,778          (31,827)             147
  Paid-in capital                                      30,059          15,822                -          (15,822)          30,059
  Retained earnings                                    62,067          18,830           49,040          (67,870)          62,067
  Cumulative foreign translation adjustment           (13,273)              -          (13,273)          13,273          (13,273)
  Less-Treasury stock, at cost                         (1,498)              -                -                -           (1,498)
                                                   ----------      ---------        ---------        ----------       ----------
    Total stockholders' equity                         77,502          34,701           67,545         (102,246)          77,502
                                                   ----------      ----------       ----------       ----------       ----------
                                                   $  269,580         177,842          128,225         (263,208)         312,439
                                                   ==========      ==========       ==========       ===========      ==========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Balance Sheets
December 31, 1996

                                                                     GUARANTOR       NON-GUARANTOR
                                                                     DOMESTIC          FOREIGN
                                                WORLDTEX, INC.     SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                --------------     ------------      ------------   ------------     ------------

Assets
Current Assets
  Cash                                             $      428             174            1,515                -            2,117
  Accounts and notes receivable, net                     (200)          7,558           32,510                -           39,868
  Inventories                                               -          12,926           24,339                -           37,265
  Prepaid expenses and other current assets             1,405             415            1,155                -            2,975
                                                   ----------      ----------       ----------       ----------       ----------
    Total current assets                                1,633          21,073           59,519                -           82,225

Property, plant and equipment, net                        263          30,725           59,294                -           90,282
Other assets                                            2,343           2,117              687                -            5,147
Cost in excess of net assets of acquired
   businesses, net                                          -           8,212           20,166                -           28,378
Intercompany investments                               85,858               -                -          (85,858)               -
Intercompany advances                                  75,788          14,798                -          (90,586)               -
                                                   ----------      ----------       ----------       ----------       ----------
                                                     $165,885          76,925          139,666         (176,444)         206,032
                                                   ==========      ==========       ==========       ===========      ==========
Liabilities and Stockholders' equity
Current Liabilities
  Short-term borrowings                           $         -               -            1,342                -            1,342
  Current Installments of long-term debt                    -               -            1,634                -            1,634
  Accounts and notes payable trade and other
      liabilities                                       3,193           5,937           21,124                -           30,254
  Income taxes payable                                    750          (1,734)           2,509                -            1,525
                                                   ----------      ----------       ----------       ----------       ----------
    Total current liabilities                           3,943           4,203           26,609                -           34,755
                                                   ----------      ----------       ----------       ----------       ----------

Long-term debt                                         62,390               -            5,364                -           67,754
Other long-term liabilities                                 -               -            1,316                -            1,316
Deferred income taxes                                    (424)          6,795           10,658                -           17,029
Intercompany payables                                  14,798          47,950           27,838          (90,586)               -
                                                   ----------      ----------       ----------       ----------       ----------
    Total liabilities                                  80,707          58,948           71,785          (90,586)         120,854
                                                   ----------      ----------       ----------       ----------       ----------

Stockholders' equity
  Preferred stock                                           -               -                -                -                -
  Common stock                                            147              49           27,160          (27,209)             147
  Paid-in capital                                      29,946               -                -                -           29,946
  Retained earnings                                    56,919          17,928           41,057          (58,985)          56,919
  Cumulative foreign translation adjustment              (336)              -             (336)             336             (336)
  Less-Treasury stock, at cost                         (1,498)              -                -                -           (1,498)
                                                   ----------      ----------       ----------       ----------       ----------
    Total stockholders' equity                         85,178          17,977           67,881          (85,858)          85,178
                                                   ----------      ----------       ----------       ----------       ----------
                                                   $  165,885          76,925          139,666         (176,444)         206,032
                                                   ==========      ==========       ==========       ===========      ==========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Consolidating Statements of Cash Flows
December 31, 1997
                                                                            GUARANTOR   NON-GUARANTOR
                                                                            DOMESTIC       FOREIGN
                                                          WORLDTEX, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          --------------   ------------  ------------   ------------  ------------
Cash flows from operating activities:
Net income                                                $    5,148           901         7,985           (8,886)       5,148
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                     (8,886)            -             -            8,886            -
   Depreciation and amortization                                  37         2,630         4,178                -        6,845
   Provision for losses on accounts receivable                     -            71           234                -          305
   Deferred income taxes                                      (1,099)          341         1,792             (314)         720
Change in assets and liabilities net of effects of
  acquisition of Fibrexa:
   Accounts and notes receivable                                (200)       (3,060)        2,196                -       (1,064)
   Inventories                                                     -        (2,007)       (5,389)               -       (7,396)
   Prepaid expenses and other current assets                     (86)          (34)         (128)               -         (248)
   Accounts and notes payable-trade and other                    406        (2,171)       (1,902)            (646)      (4,313)
      current liabilities
   Income taxes payable                                         (459)         (597)         (984)             546       (1,494)
                                                          ----------    ----------    ----------       ----------   ----------
   Net cash provided by (used in) operating                   (5,139)       (3,926)        7,982             (414)      (1,497)
                                                          -----------   -----------   ----------       -----------  -----------
   activities

Cash flows from investing activities:
   Capital expenditures                                           (3)       (2,823)       (5,426)             546       (7,706)
   Acquisitions, net of cash acquired                         (7,502)            -             -          (77,880)     (85,382)
   Other investing activities                                 (7,017)          835        (1,875)            (133)      (8,190)
                                                          ----------    ----------    ---- -----       ----------   ----------
   Net cash used in investing activities                     (14,522)       (1,988)       (7,301)         (77,467)    (101,278)
                                                          -----------   -----------   -----------      -----------  -----------

Cash flows from financing activities:
   Borrowings under line of credit
   arrangements                                                    -             -         3,548                -        3,548
   Payments under line of credit arrangements                      -             -        (3,435)               -       (3,435)
   Borrowings under revolving credit facility                109,550             -             -                -      109,550
   Payments under revolving credit facility                 (121,940)            -             -                -     (121,940)
   Borrowings under long term loans                          175,000             -             -                -      175,000
   Payments under long term loans                            (50,000)            -             -                -      (50,000)
   Stock issued or (reacquired), net                             113             -             -                -          113
   Advances - affiliated companies                           (70,376)        6,068         1,036           63,272            -
   Other financing activities                                   (119)            -         1,546             (359)       1,068
                                                          ----------    ----------    ----------       ----------   ----------
   Net cash provided by (used in) financing
      activities                                              42,228         6,068         2,695           62,913      113,904
                                                          ----------    ----------    ----------       ----------   ----------

  Effects of exchange rate changes in cash                   (12,937)           (5)         (398)          14,968        1,626
                                                          -----------   -----------   -----------      ----------   ----------
      Net increase (decrease) in cash                          9,630           147         2,978                -       12,755
  Cash at beginning of year                                      428           174         1,515                -        2,117
                                                          ----------    ----------    ----------       ----------   ----------
  Cash at end of year                                     $   10,058           321         4,493                -       14,872
                                                          ==========    ==========    ==========       ==========   ==========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Consolidating Statements of Cash Flows
December 31, 1996
                                                                            GUARANTOR   NON-GUARANTOR
                                                                            DOMESTIC       FOREIGN
                                                          WORLDTEX, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          --------------   ------------  ------------   ------------  ------------
Cash flows from operating activities:
Net income                                                $   10,946            433        11,257         (11,690)       10,946
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                    (11,690)             -             -          11,690             -
   Depreciation and amortization                                  37          2,310         3,937               -         6,284
   Provision for losses on accounts receivable                                  (83)          222               -           139
   Deferred income taxes                                        (219)            52           992               -           825
Change in assets and liabilities net of effects of
  acquisition of Fibrexa:
   Accounts and notes receivable                                 200            167        (3,155)              -        (2,788)
   Inventories                                                     -            281        (4,838)              -        (4,557)
   Prepaid expenses and other current assets                      98           (119)          184               -           163
   Accounts and notes payable-trade and other
      current liabilities                                        266            720         4,358               -         5,344
   Income taxes payable                                          (58)            14        (1,280)              -        (1,324)
                                                          ----------     ----------    ----------      ----------    ----------
   Net cash provided by (used in) operating                     (420)         3,775        11,677               -        15,032
                                                          -----------    ----------    ----------      ----------    ----------
   activities

Cash flows from investing activities:
   Capital expenditures                                                      (1,525)      (12,260)              -       (13,785)
   Acquisitions, net of cash acquired                          3,174                            -          (3,174)            -
   Other investing activities                                    133           (413)         (869)              -        (1,149)
                                                          ----------     ----------    ----------      ----------    ----------
   Net cash used in investing activities                       3,307         (1,938)      (13,129)         (3,174)      (14,934)
                                                          ----------     -----------   -----------     -----------   -----------

Cash flows from financing activities:
   Borrowings under line of credit arrangements                    -              -        16,724               -        16,724
   Payments under line of credit arrangements                      -              -       (16,321)              -       (16,321)
   Borrowings under revolving credit facility                104,660              -             -               -       104,660
   Payments under revolving credit facility                 (104,940)             -             -               -      (104,940)
   Borrowings under long term loans                                -              -             -               -             -
   Payments under long term loans                                  -              -             -               -             -
   Stock issued or (reacquired), net                            (554)             -             -               -          (554)
   Advances - affiliated companies                             2,298         (1,825)         (615)            142             -
   Other financing activities                                    230             (7)        1,573            (966)          830
                                                          ----------     ----------    ----------      ----------    ----------
   Net cash provided by (used in) financing
      activities                                               1,694         (1,832)        1,361            (824)          399
                                                          ----------     -----------   ----------      -----------   ----------

Effects of exchange rate changes in cash                      (4,153)             1           (71)          3,998          (225)
                                                          -----------    ----------    -----------     ----------    -----------
      Net increase (decrease) in cash                            428              6          (162)              -           272
Cash at beginning of year                                          -            168         1,677               -         1,845
                                                          ----------     ----------    ----------      ----------    ----------
Cash at end of year                                       $      428            174         1,515               -         2,117
                                                          ==========     ==========    ==========      ==========    ==========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Consolidating Statements of Cash Flows
December 31, 1995
                                                                        GUARANTOR       NON-GUARANTOR
                                                                         DOMESTIC         FOREIGN
                                                       WORLDTEX, INC.  SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       --------------  ------------     ------------    ------------    ------------
Cash flows from operating activities:
Net income                                            $    5,252           (922)           6,853           (5,931)           5,252
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                 (5,873)             -                -            5,873                -
   Depreciation and amortization                               -          2,330            3,803                -            6,133
   Provision for losses on accounts receivable                 -          1,175              157                -            1,332
   Deferred income taxes                                    (925)           (70)             834                -             (161)
Change in assets and liabilities net of effects of
  acquisition of Fibrexa:
   Accounts and notes receivable                            (300)         1,978           (4,625)             196           (2,751)
   Inventories                                                 -             82           (1,358)               -           (1,276)
   Prepaid expenses and other current assets                  35           (230)            (332)               -             (527)
   Accounts and notes payable-trade and other                547           (436)           3,839                -            3,950
      current liabilities
   Income taxes payable                                      394           (209)             (91)               -               94
                                                      ----------     ----------       ----------       ----------       ----------
   Net cash provided (used in) by operating
   activities                                               (870)         3,698            9,080              138           12,046
                                                      ----------     ----------       ----------       ----------       ----------

Cash flows from investing activities:
   Capital expenditures                                      (32)          (513)          (7,811)               -           (8,356)
   Acquisitions, net of cash acquired                    (13,255)             -              325            8,863           (4,067)
   Other investing activities                                133            128             (691)          (2,581)          (3,011)
                                                      ----------     ----------       ----------       ----------       ----------
   Net cash used in investing activities                 (13,154)          (385)          (8,177)           6,282          (15,434)
                                                      ----------     ----------       ----------       ----------       ----------

Cash flows from financing activities:
   Borrowings under line of credit arrangements                -              -            7,813                -            7,813
   Payments under line of credit arrangements                  -              -           (6,874)               -           (6,874)
   Borrowings under revolving credit facility             46,038              -                -                -           46,038
   Payments under revolving credit facility              (40,578)             -                -                -          (40,578)
   Borrowings under long term loans                            -              -                -                -                -
   Payments under long term loans                              -              -                -                -                -
   Stock issued or (reacquired), net                           -              -                -                -                -
   Advances - affiliated companies                         6,143         (1,323)          (4,907)              87                -
   Other financing activities                             (2,234)          (593)             375           (1,765)          (4,217)
                                                      ----------     ----------       ----------       ----------       ----------
   Net cash provided by (used in) financing
      activities                                           9,369         (1,916)          (3,593)          (1,678)           2,182
                                                      ----------     ----------       ----------       ----------       ----------

Effects of exchange rate changes in cash                   4,655             (1)             (12)          (4,742)            (100)
                                                      ----------     ----------       ----------       ----------       ----------
      Net increase (decrease) in cash                          -          1,396           (2,702)               -           (1,306)
Cash at beginning of year                                      -         (1,228)           4,379                -            3,151
                                                      ----------     -----------      ----------       ----------            -----
Cash at end of year                                   $        -            168            1,677                -            1,845
                                                      ==========     ==========       ==========       ==========       ==========

                                 WORLDTEX, INC.
                       SUPPLEMENTARY FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     DILUTED NET
        UNAUDITED             NET         GROSS          NET         INCOME PER
 QUARTERLY FINANCIAL DATA    SALES        PROFIT        INCOME         SHARE (A
-------------------------- --------      --------       -------      -----------
1997 Quarter:
      First                $ 50,918         9,242         2,666           .18
      Second                 51,880         8,944         2,029           .14
      Third                  45,552         8,124         2,048           .14
      Fourth(B)              54,906         9,673          (251)         (.02)
                           --------      --------       -------
                           $203,256        35,983         6,492
                           ========      ========       =======

1996 Quarter:
      First                $ 51,899         9,746         2,700           .19
      Second                 53,140        10,279         3,226           .22
      Third                  50,150         8,965         2,481           .17
      Fourth                 52,640        10,085         2,539           .17
                           --------      --------       -------
                           $207,829        39,075        10,946
                           ========      ========       =======
1995 Quarter:
      First                $ 46,395         8,269         2,138           .15
      Second                 49,100         8,605         2,360           .16
      Third                  47,314         7,818           395           .03
      Fourth                 45,172         6,770           359           .02
                           --------      --------       -------
                           $187,981        31,462         5,252
                           ========      ========       =======

NOTES:
------

(A) Income per share are calculated based upon the weighted average number of common shares outstanding and common equivalent shares during the year.

(B) 1997 fourth quarter net income after extraordinary item - ($1,595) 1997 year net income after extraordinary item - $5,148

                                 WORLDTEX, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                       ADDITIONS
                                    --------------------------------------------------------------------------

                                    BALANCE AT     CHARGED TO                      DEDUCTIONS       BALANCE AT
                                    BEGINNING      COST AND                          FROM              END
                                    OF PERIOD      EXPENSES           OTHER        RESERVES         OF PERIOD
                                    ---------      --------           -----        --------         -----=----

1997
----
Allowance for doubtful accounts       $2,589            305           470(B)        1,279(A)          2,085

1996
----
Allowance for doubtful accounts        2,623            139               -           173(A)          2,589

1995
----
Allowance for doubtful accounts        1,160          1,332           382(B)          251(A)          2,623


NOTES:
------

(A) Accounts charged off, recoveries, and other adjustments, net.

(B) Increases to reserves reflecting subsidiary purchase price allocation.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

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

          Reference is made to the information responsive to the Items comprising this Part III that is contained in Worldtex's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.


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

   Exhibit
     NO.       DESCRIPTION
   -------     -----------

    2.1 Purchase Agreement, dated as of March 28, 1995, among Fibrexa, S.A., the stockholders of Fibrexa, Worldtex Colombiana, Ltda. and Worldtex -- filed as Exhibit 2 to the Company's report on Form 8-K dated June 5, 1995 and incorporated herein by reference.

    2.2 Asset Purchase Agreement, dated as of October 29, 1997, among Elastic Corporation of America, Inc. (a wholly-owned subsidiary of Worldtex, Inc.), Worldtex, Inc., and NFA Corp. -- filed as
               Exhibit 2.1 to the Worldtex, Inc. Current Report on Form 8-K dated December 1, 1997 and incorporated herein by reference.

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

    4.2 Indenture, dated as of December 1, 1997, by and among Worldtex, Inc., Willcox & Gibbs Filix of Delaware, Inc., Regal Manufacturing Company, Inc., Elastic Corporation of America, Inc., Elastex, Inc., Regal Yarns of Argentina, Inc., WTX Colombia I, Inc. and WTX Colombia II, Inc. (together, other than Worldtex, Inc., the "Guarantors"), and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the 9 5/8% Senior Notes due 2007 -- filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-45331) and incorporated herein by reference.

    4.3 Registration Rights Agreement, dated as of December 1, 1997, by and among Worldtex, Inc., the Guarantors and the Initial Purchasers -- filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-45331) and incorporated herein by reference.

    4.4        Form of 9 5/8% Note - included in Exhibit 4.2.

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

   Exhibit
     NO.       DESCRIPTION
   -------     -----------

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

   10.6 Credit Agreement, dated as of December 1, 1997, among Worldtex, the Guarantors, the Lenders named therein and NationsBank, N.A., as Agent -- filed herewith.

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

   27.1        Financial Data Schedule (filed with EDGAR only).

8-K REPORTS
-----------

          A Current Report on Form 8-K, dated December 1, 1997, was filed with the SEC, reporting under Items 2 and 7 and including the following financial statements:

ELASTIC CORPORATION OF AMERICA (A DIVISION OF NFA CORP.)
Audited Financial Statements:
     Independent Auditors' Report
     Statements of assets,  liabilities and divisional equity as of December 28,
          1996, December 30, 1995 and December 31, 1994
     Statements of income  and  divisional  equity for the  fiscal  years  ended
          December 28, 1996, December 30, 1995 and December 31, 1994

     Statements of cash flows for the fiscal  years  ended  December  28,  1996,
          December 30, 1995 and December 31, 1994
     Notes to Financial Statements

Unaudited  Financial  Statements:
     Statement of assets,  liabilities and divisional equity as of September 27,
          1997
     Statements of income and divisional  equity for the thirty-nine weeks ended
          September 27, 1997 and September 28, 1996
     Statements of cash flows for the thirty-nine weeks ended September 27, 1997 and September 28, 1996
     Notes to Unaudited Financial Statements

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1998

                                      WORLDTEX, INC.



                                      By  /S/ RICHARD J. MACKEY
                                          --------------------------------------
                                          Richard J. Mackey
                                          Chairman of the Board and
                                          Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


/S/ RICHARD J. MACKEY
----------------------------------------------
Richard J. Mackey, Chairman of the Board,
Chief Financial Officer, Director and
Attorney for the persons indicated by asterisk

BARRY D. SETZER*
Barry D. Setzer, President, Chief Executive
Officer and Director

CLAUDE D. EGLER*
Claude D. Egler, Director

JOHN B. FRASER*
John B. Fraser, Director


--------------------------------
Salim M. Ibrahim, Director

WILLI ROELLI*
Willi Roelli, Director

MICHAEL B. WILSON*
Michael B. Wilson, Director

JOHN K. ZIEGLER*
John K. Ziegler, Director