Form 10-K/A
period 1997-12-31
WORLDTEX INC
filed 1998-04-28
CIK 892604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K/A #1

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
                                                        =========           =========           =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                                                                     1997                  1996
                                                                                   --------              --------
Current Assets:
    Cash and cash equivalents                                                      $ 14,872                 2,117
    Accounts and notes receivable, less allowance for doubtful accounts
       of $2,085 in 1997 and $2,589 in 1996 (Notes 4, 6 and 16)                      46,320                39,868
    Inventories (Notes 3 and 6)                                                      54,200                37,265
    Prepaid expenses and other current assets (Note 11)                               3,026                 2,975
                                                                                   --------              --------
       Total current assets                                                         118,418                82,225

Property, plant and equipment - net (Note 3)                                         99,160                90,282
Other assets (Notes 3 and 15)                                                        11,946                 5,147
Cost in excess of net assets of acquired businesses, net of accumulated
       amortization of $7,600 in 1997 and $7,115 in 1996                             82,915                28,378
                                                                                   --------              --------
                                                                                   $312,439               206,032
                                                                                   ========              ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings (Note 5)                                                 $  1,819                 1,342
    Current installments of long-term debt (Note 6)                                     620                 1,634
    Accounts and notes payable-trade and other liabilities (Notes 8 and 10)          28,236                30,254
    Income taxes payable (Note 11)                                                        -                 1,525
                                                                                   --------              --------
       Total current liabilities                                                     30,675                34,755

Long-term debt (Note 6)                                                             185,780                67,754
Other long-term liabilities                                                           2,547                 1,316
Deferred income taxes (Note 11)                                                      15,935                17,029
                                                                                   --------              --------
       Total liabilities                                                            234,937               120,854
                                                                                   --------              --------
Stockholders' equity (Notes 6, 7 and 8):
    Preferred stock                                                                       -                     -
    Common stock                                                                        147                   147
    Paid-in capital                                                                  30,059                29,946
    Retained earnings                                                                62,067                56,919
    Cumulative foreign translation adjustment                                       (13,273)                 (336)
    Less - Treasury stock, at cost                                                   (1,498)               (1,498)
                                                                                   --------              --------
       Total stockholders' equity                                                    77,502                85,178

Commitments and contingencies (Notes 8 and 9)                                             -                     -
                                                                                   --------              --------
                                                                                   $312,439               206,032
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

Consolidating Statements of Cash Flows
December 31, 1997
                                                                            GUARANTOR   NON-GUARANTOR
                                                                            DOMESTIC       FOREIGN
                                                          WORLDTEX, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          --------------   ------------  ------------   ------------  ------------
Cash flows from operating activities:
Net income                                                $    5,148           901         7,985           (8,886)       5,148
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                     (8,886)            -             -            8,886            -
   Depreciation and amortization                                  37         2,630         4,178                -        6,845
   Provision for losses on accounts receivable                     -            71           234                -          305
   Deferred income taxes                                      (1,099)          341         1,792             (314)         720
Change in assets and liabilities net of effects of
  acquisitions:
   Accounts and notes receivable                                (200)       (3,060)        2,196                -       (1,064)
   Inventories                                                     -        (2,007)       (5,389)               -       (7,396)
   Prepaid expenses and other current assets                     (86)          (34)         (128)               -         (248)
   Accounts and notes payable-trade and other                    406        (2,171)       (1,902)            (646)      (4,313)
      current liabilities
   Income taxes payable                                         (459)         (597)         (984)             546       (1,494)
                                                          ----------    ----------    ----------       ----------   ----------
   Net cash provided by (used in) operating                   (5,139)       (3,926)        7,982             (414)      (1,497)
                                                          -----------   -----------   ----------       -----------  -----------
   activities

Cash flows from investing activities:
   Capital expenditures                                           (3)       (2,823)       (5,426)             546       (7,706)
   Acquisitions, net of cash acquired                         (7,502)            -             -          (77,880)     (85,382)
   Other investing activities                                 (7,017)          835        (1,875)            (133)      (8,190)
                                                          ----------    ----------    ---- -----       ----------   ----------
   Net cash used in investing activities                     (14,522)       (1,988)       (7,301)         (77,467)    (101,278)
                                                          -----------   -----------   -----------      -----------  -----------

Cash flows from financing activities:
   Borrowings under line of credit
   arrangements                                                    -             -         3,548                -        3,548
   Payments under line of credit arrangements                      -             -        (3,435)               -       (3,435)
   Borrowings under revolving credit facility                109,550             -             -                -      109,550
   Payments under revolving credit facility                 (121,940)            -             -                -     (121,940)
   Borrowings under long term loans                          175,000             -             -                -      175,000
   Payments under long term loans                            (50,000)            -             -                -      (50,000)
   Stock issued or (reacquired), net                             113             -             -                -          113
   Advances - affiliated companies                           (70,376)        6,068         1,036           63,272            -
   Other financing activities                                   (119)            -         1,546             (359)       1,068
                                                          ----------    ----------    ----------       ----------   ----------
   Net cash provided by (used in) financing
      activities                                              42,228         6,068         2,695           62,913      113,904
                                                          ----------    ----------    ----------       ----------   ----------

  Effects of exchange rate changes in cash                   (12,937)           (5)         (398)          14,968        1,626
                                                          -----------   -----------   -----------      ----------   ----------
      Net increase (decrease) in cash                          9,630           147         2,978                -       12,755
  Cash at beginning of year                                      428           174         1,515                -        2,117
                                                          ----------    ----------    ----------       ----------   ----------
  Cash at end of year                                     $   10,058           321         4,493                -       14,872
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

Consolidating Statements of Cash Flows
December 31, 1996
                                                                            GUARANTOR   NON-GUARANTOR
                                                                            DOMESTIC       FOREIGN
                                                          WORLDTEX, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          --------------   ------------  ------------   ------------  ------------
Cash flows from operating activities:
Net income                                                $   10,946            433        11,257         (11,690)       10,946
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                    (11,690)             -             -          11,690             -
   Depreciation and amortization                                  37          2,310         3,937               -         6,284
   Provision for losses on accounts receivable                                  (83)          222               -           139
   Deferred income taxes                                        (219)            52           992               -           825
Change in assets and liabilities net of effects of
  acquisitions:
   Accounts and notes receivable                                 200            167        (3,155)              -        (2,788)
   Inventories                                                     -            281        (4,838)              -        (4,557)
   Prepaid expenses and other current assets                      98           (119)          184               -           163
   Accounts and notes payable-trade and other
      current liabilities                                        266            720         4,358               -         5,344
   Income taxes payable                                          (58)            14        (1,280)              -        (1,324)
                                                          ----------     ----------    ----------      ----------    ----------
   Net cash provided by (used in) operating                     (420)         3,775        11,677               -        15,032
                                                          -----------    ----------    ----------      ----------    ----------
   activities

Cash flows from investing activities:
   Capital expenditures                                                      (1,525)      (12,260)              -       (13,785)
   Acquisitions, net of cash acquired                          3,174                            -          (3,174)            -
   Other investing activities                                    133           (413)         (869)              -        (1,149)
                                                          ----------     ----------    ----------      ----------    ----------
   Net cash used in investing activities                       3,307         (1,938)      (13,129)         (3,174)      (14,934)
                                                          ----------     -----------   -----------     -----------   -----------

Cash flows from financing activities:
   Borrowings under line of credit arrangements                    -              -        16,724               -        16,724
   Payments under line of credit arrangements                      -              -       (16,321)              -       (16,321)
   Borrowings under revolving credit facility                104,660              -             -               -       104,660
   Payments under revolving credit facility                 (104,940)             -             -               -      (104,940)
   Borrowings under long term loans                                -              -             -               -             -
   Payments under long term loans                                  -              -             -               -             -
   Stock issued or (reacquired), net                            (554)             -             -               -          (554)
   Advances - affiliated companies                             2,298         (1,825)         (615)            142             -
   Other financing activities                                    230             (7)        1,573            (966)          830
                                                          ----------     ----------    ----------      ----------    ----------
   Net cash provided by (used in) financing
      activities                                               1,694         (1,832)        1,361            (824)          399
                                                          ----------     -----------   ----------      -----------   ----------

Effects of exchange rate changes in cash                      (4,153)             1           (71)          3,998          (225)
                                                          -----------    ----------    -----------     ----------    -----------
      Net increase (decrease) in cash                            428              6          (162)              -           272
Cash at beginning of year                                          -            168         1,677               -         1,845
                                                          ----------     ----------    ----------      ----------    ----------
Cash at end of year                                       $      428            174         1,515               -         2,117
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

Consolidating Statements of Cash Flows
December 31, 1995
                                                                        GUARANTOR       NON-GUARANTOR
                                                                         DOMESTIC         FOREIGN
                                                       WORLDTEX, INC.  SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       --------------  ------------     ------------    ------------    ------------
Cash flows from operating activities:
Net income                                            $    5,252           (922)           6,853           (5,931)           5,252
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Undistributed earnings of subsidiaries                 (5,873)             -                -            5,873                -
   Depreciation and amortization                               -          2,330            3,803                -            6,133
   Provision for losses on accounts receivable                 -          1,175              157                -            1,332
   Deferred income taxes                                    (925)           (70)             834                -             (161)
Change in assets and liabilities net of effects of
  acquisitions:
   Accounts and notes receivable                            (300)         1,978           (4,625)             196           (2,751)
   Inventories                                                 -             82           (1,358)               -           (1,276)
   Prepaid expenses and other current assets                  35           (230)            (332)               -             (527)
   Accounts and notes payable-trade and other                547           (436)           3,839                -            3,950
      current liabilities
   Income taxes payable                                      394           (209)             (91)               -               94
                                                      ----------     ----------       ----------       ----------       ----------
   Net cash provided (used in) by operating
   activities                                               (870)         3,698            9,080              138           12,046
                                                      ----------     ----------       ----------       ----------       ----------

Cash flows from investing activities:
   Capital expenditures                                      (32)          (513)          (7,811)               -           (8,356)
   Acquisitions, net of cash acquired                    (13,255)             -              325            8,863           (4,067)
   Other investing activities                                133            128             (691)          (2,581)          (3,011)
                                                      ----------     ----------       ----------       ----------       ----------
   Net cash used in investing activities                 (13,154)          (385)          (8,177)           6,282          (15,434)
                                                      ----------     ----------       ----------       ----------       ----------

Cash flows from financing activities:
   Borrowings under line of credit arrangements                -              -            7,813                -            7,813
   Payments under line of credit arrangements                  -              -           (6,874)               -           (6,874)
   Borrowings under revolving credit facility             46,038              -                -                -           46,038
   Payments under revolving credit facility              (40,578)             -                -                -          (40,578)
   Borrowings under long term loans                            -              -                -                -                -
   Payments under long term loans                              -              -                -                -                -
   Stock issued or (reacquired), net                           -              -                -                -                -
   Advances - affiliated companies                         6,143         (1,323)          (4,907)              87                -
   Other financing activities                             (2,234)          (593)             375           (1,765)          (4,217)
                                                      ----------     ----------       ----------       ----------       ----------
   Net cash provided by (used in) financing
      activities                                           9,369         (1,916)          (3,593)          (1,678)           2,182
                                                      ----------     ----------       ----------       ----------       ----------

Effects of exchange rate changes in cash                   4,655             (1)             (12)          (4,742)            (100)
                                                      ----------     ----------       ----------       ----------       ----------
      Net increase (decrease) in cash                          -          1,396           (2,702)               -           (1,306)
Cash at beginning of year                                      -         (1,228)           4,379                -            3,151
                                                      ----------     -----------      ----------       ----------            -----
Cash at end of year                                   $        -            168            1,677                -            1,845
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

(B) 1997 fourth quarter net income after extraordinary item - ($1,595) 1997 year net income after extraordinary item - $5,148

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 1998

                                      WORLDTEX, INC.



                                      By  /S/ RICHARD J. MACKEY
                                          --------------------------------------
                                          Richard J. Mackey
                                          Chairman of the Board and
                                          Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below on April 8, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


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

JOHN B. FRASER*
John B. Fraser, Director


--------------------------------
Salim M. Ibrahim, Director

WILLI ROELLI*
Willi Roelli, Director

MICHAEL B. WILSON*
Michael B. Wilson, Director

JOHN K. ZIEGLER*
John K. Ziegler, Director

                               Index to Exhibits


Exhibit No.         Description
-----------         -----------

   10.6 Credit Agreement, dated as of December 1, 1997, among the Company, the Guarantors, the Lenders named therein and NationsBank, N.A., as Agent

   23.1             Consent of Independent Auditors