Form 10-Q
period 1998-03-31
WORLDTEX INC
filed 1998-05-15
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998
Commission file number 1-11438

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

                                 (704)328-5381
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     DATE                         CLASS                   SHARES OUTSTANDING
--------------                ------------                ------------------
March 31, 1998                Common Stock                    14,428,671

                                 WORLDTEX, INC.

                                      INDEX
                                      -----


                                                                    PAGE NUMBER
                                                                    -----------

PART I - Financial Information

     Consolidated Balance Sheets at March 31, 1998 (Unaudited)
     and December 31, 1997                                               1

     Consolidated Statements of Income (Unaudited) for the
     Three Months Ended March 31, 1998 and 1997                          2

     Consolidated Statements of Cash Flows (Unaudited) for the
     Three Months Ended March 31, 1998 and 1997                          3

     Notes to Consolidated Financial Statements (Unaudited)              4 - 9

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 10 - 12

PART II - Other Information                                              13


                                                              WORLDTEX, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                                          (Dollars in thousands)



                                                                                    March 31,          December 31,
                                                                                      1998                 1997
                                                                                      ----                 ----
                                                     ASSETS                        (Unaudited)
Current assets:
   Cash                                                                            $  18,782               14,872
   Accounts and notes receivable, less allowance for doubtful accounts of
      $2,134 in 1998 and $2,085 in 1997                                               49,660               46,320
   Inventories:
      Raw materials                                                                   15,231               15,401
      Work-in-process                                                                 15,551               13,976
      Finished goods                                                                  23,206               24,823
                                                                                   ---------            ---------
      Total inventories                                                               53,988               54,200

   Prepaid expenses and other current assets                                           2,825                3,026
                                                                                   ---------            ---------
      Total current assets                                                           125,255              118,418

Property, plant and equipment, at cost:
      Land                                                                             2,772                2,820
      Buildings and leasehold improvements                                            33,824               34,172
      Machinery and equipment                                                        100,725               99,083
                                                                                   ---------            ---------
                                                                                     137,321              136,075
      Less accumulated depreciation and amortization                                  38,256               36,915
                                                                                   ---------            ---------
      Property, plant and equipment - net                                             99,065               99,160

Other assets                                                                          12,266               11,946
Cost in excess of net assets of acquired businesses, net of accumulated
 amortization of $8,100 in 1998 and $7,600 in 1997                                    81,890               82,915
                                                                                   ---------            ---------
                                                                                   $ 318,476              312,439
                                                                                   =========            =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                           $   2,151                1,819
   Current installments of long-term debt                                                590                  620
   Accounts and notes payable - trade and other liabilities                           35,243               28,236
   Income taxes payable                                                                  188                    -
                                                                                   ---------            ---------
      Total current liabilities                                                       38,172               30,675

Long-term debt                                                                       185,568              185,780
Other long-term liabilities                                                            2,437                2,547
Deferred income taxes                                                                 15,220               15,935
                                                                                   ---------            ---------
      Total liabilities                                                              241,397              234,937

Stockholders' equity:
   Preferred stock                                                                         -                    -
   Common stock                                                                          147                  147
   Paid-in capital                                                                    30,059               30,059
   Retained earnings                                                                  64,218               62,067
   Accumulated other comprehensive income                                            (15,847)             (13,273)
   Treasury stock, at cost                                                            (1,498)              (1,498)
                                                                                   ----------           ----------
      Total stockholders' equity                                                      77,079               77,502
Commitments and contingencies                                                              -                    -
                                                                                   ---------            ---------
                                                                                   $ 318,476              312,439
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

                                                      WORLDTEX, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars and shares in thousands except per share amounts)
                                                       UNAUDITED

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      1998                 1997
                                                                                      ----                 ----

Net sales                                                                             $69,229              50,918
Cost of goods sold                                                                     55,177              41,676
                                                                                      -------              ------
   Gross profit                                                                        14,052               9,242

Selling and administration expense                                                      6,397               3,780
                                                                                      -------              ------
   Operating profit                                                                     7,655               5,462
Interest expense                                                                        4,547               1,439
Other income (expense) - net                                                              236                 103
                                                                                      -------              ------
   Income before income taxes                                                           3,344               4,126
Provision for income taxes                                                              1,193               1,460
                                                                                      -------              ------
   Net income                                                                         $ 2,151               2,666
                                                                                      =======              ======
Net income per share:
   Basic                                                                              $  0.15                0.19
                                                                                      =======              ======
   Diluted                                                                            $  0.15                0.18
                                                                                      =======              ======
Weighted average shares outstanding:
   Basic                                                                               14,429              14,404
                                                                                      =======              ======
   Diluted                                                                             14,782              14,930
                                                                                      =======              ======

                              See accompanying notes to consolidated financial statements.


                                                                WORLDTEX, INC.
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Dollars in thousands)
                                                                  UNAUDITED

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      1998                 1997
                                                                                      ----                 ----

Cash flows from operating activities:
Net income                                                                            $  2,151              2,666
   Adjustments  to  reconcile  net  income  to net cash
     provided  by (used  in) operating activities:
        Depreciation and amortization                                                    2,371              1,544
        Provision for losses on accounts receivable                                        132                 37
        Deferred income taxes                                                             (422)               111
        Change in assets and liabilities:
           Accounts and notes receivable                                                (4,221)            (1,821)
           Inventories                                                                    (532)            (1,557)
           Prepaid expenses and other current assets                                      (101)              (770)
           Accounts and notes payable -
             trade and other current liabilities                                         7,493             (1,804)
           Income taxes payable                                                            499                404
                                                                                      --------            -------
           Net cash provided by (used in) operating activities                           7,370             (1,190)
                                                                                      --------            -------
Cash flows from investing activities:
   Capital expenditures                                                                 (3,323)            (1,653)
   Other investing activities                                                             (315)                 2
                                                                                      --------            -------
      Net cash used in investing activities                                             (3,638)            (1,651)
                                                                                      --------            -------
Cash flows from financing activities:
      Borrowings under line of credit arrangements                                         925              1,322
      Payments under line of credit arrangements                                          (506)              (252)
      Borrowings under revolving credit facility                                             -             27,040
      Payments under revolving credit facility                                               -            (22,980)
      Stock issued                                                                           -                 16
      Other financing activities                                                          (310)              (421)
                                                                                      --------            -------
        Net cash provided by financing activities                                          109              4,725
                                                                                      --------            -------
      Effects of exchange rate changes on cash                                              69                336
                                                                                      --------            -------
        Net increase in cash                                                             3,910              2,220
Cash at beginning of year                                                               14,872              2,117
                                                                                      --------            -------
Cash at end of period                                                                 $ 18,782              4,337
                                                                                      ========            =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                                      $    453              2,197
                                                                                      ========            =======
        Income taxes                                                                  $  3,662              1,927
                                                                                      ========            =======

                           See accompanying notes to consolidated financial statements.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

Note 1 - Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997. The December 31, 1997 amounts included in the financial statements are derived from December 31, 1997 audited financial statements and notes thereto.

Note 2 - Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Foreign currency translation adjustments were reductions of $2,574 and $6,409 for the three months ended March 31, 1998 and 1997, respectively. No other comprehensive income items were recorded by the Company in 1998 or 1997. Comprehensive loss for the three month period ended March 31, 1998 and 1997 was $423 and $3,743, respectively.

Note 3 - Supplemental Consolidating Financial Information

     The $175,000 Senior Notes are guaranteed by each of the U.S. subsidiaries of the Company, which consist of Regal Manufacturing Company, Inc., Willcox & Gibbs Filix of Delaware, Inc., Regal Yarns of Argentina, Inc., WTX Colombia I, Inc., WTX Colombia II, Inc., Elastic Corporation of America, Inc., and Elastex, Inc. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and nonguarantor subsidiaries.








                  Notes to consolidated financial statements.

                                                           WORLDTEX, INC.
                                    Note 3 - Supplemental Consolidating Financial Information
                                                      (Dollars in thousands)
                                                           (Unaudited)

Consolidating Balance Sheet Information
March 31, 1998
                                                                  Guarantor       Non-Guarantor
                                                                   Domestic           Foreign
                                             WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                             --------------      ------------       ------------      ------------     ------------
Assets
Current Assets
   Cash                                          $  12,219                 90              6,473                 -           18,782
   Accounts and notes receivable, net                   94             22,771             26,795                 -           49,660
   Inventories                                           -             29,963             24,025                 -           53,988
   Prepaid expenses and other current assets         1,380                525                920                 -            2,825
                                                 ---------          ---------          ---------                          ---------
      Total current assets                          13,693             53,349             58,213                 -          125,255

Property, plant and equipment, net                     223             47,942             50,900                 -           99,065
Other assets                                         9,487              1,826                953                 -           12,266
Cost in excess of net assets of acquired
   businesses, net                                      56             64,173             17,661                 -           81,890
Intercompany investments                           102,956                  -                  -          (102,956)               -
Intercompany advances                              145,177             14,798                  -          (159,975)               -
                                                 ---------          ---------          ---------         ---------        ---------
                                                 $ 271,592            182,088            127,727          (262,931)         318,476
                                                 =========          =========          =========         =========        =========


Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                         $       -                  -              2,151                 -            2,151
   Current installments of long-term debt                -                  -                590                 -              590
   Accounts and notes payable-trade and other
      liabilities                                    6,856             11,940             16,447                 -           35,243
   Income taxes payable                                735             (1,780)             1,233                 -              188
                                                 ---------          ---------          ---------                          ---------
      Total current liabilities                      7,591             10,160             20,421                 -           38,172

Long-term debt                                     175,000              6,000              4,568                 -          185,568
Other long-term liabilities                              -                  -              2,437                 -            2,437
Deferred income taxes                               (2,876)             7,279             10,817                 -           15,220
Intercompany payables                               14,798            122,998             22,179          (159,975)               0
                                                 ---------          ---------          ---------         ---------        ---------
      Total liabilities                            194,513            146,437             60,422          (159,975)         241,397
                                                 ---------          ---------          ---------         ---------        ---------

Stockholders' equity
   Preferred stock                                       -                  -                  -                 -                -
   Common stock                                        147                 49             31,778           (31,827)             147
   Paid-in capital                                  30,059             15,822                  -           (15,822)          30,059
   Retained earnings                                64,218             19,780             51,374           (71,154)          64,218
   Accumulated other comprehensive income          (15,847)                 -            (15,847)           15,847          (15,847)
   Less-Treasury stock, at cost                     (1,498)                 -                  -                 -           (1,498)
                                                 ---------          ---------          ---------         ---------        ---------
      Total stockholders' equity                    77,079             35,651             67,305          (102,956)          77,079
                                                 ---------          ---------          ---------         ---------        ---------
                                                 $ 271,592            182,088            127,727          (262,931)         318,476
                                                 =========          =========          =========         =========        =========

                                             Notes to consolidated financial statements.

                                                           WORLDTEX, INC.
                                      Note 3 - Supplemental Consolidating Financial Information
                                                       (Dollars in thousands)
                                                           (Unaudited)

Consolidating Balance Sheet Information
December 31, 1997
                                                                   Guarantor       Non-Guarantor
                                                                   Domestic           Foreign
                                             WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                             --------------      ------------       ------------      ------------     ------------
Assets
Current Assets
   Cash                                          $  10,058                321              4,493                 -           14,872
   Accounts and notes receivable, net                    -             20,870             25,450                 -           46,320
   Inventories                                           -             28,251             25,949                 -           54,200
   Prepaid expenses and other current assets         1,402                511              1,113                 -            3,026
                                                 ---------          ---------          ---------                          ---------
      Total current assets                          11,460             49,953             57,005                 -          118,418

Property, plant and equipment, net                     230             46,977             51,953                 -           99,160
Other assets                                         9,480              1,495                971                 -           11,946
Cost in excess of net assets of acquired
   businesses, net                                       -             64,619             18,296                 -           82,915
Intercompany investments                           102,246                  -                  -          (102,246)               -
Intercompany advances                              146,164             14,798                  -          (160,962)               -
                                                 ---------          ---------          ---------         ---------        ---------
                                                 $ 269,580            177,842            128,225          (263,208)         312,439
                                                 =========          =========          =========         =========        =========

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                         $       -                  -              1,819                 -            1,819
   Current installments of long-term debt                -                  -               620                  -              620
   Accounts and notes payable-trade and other
      liabilities                                    3,600              8,529             16,107                 -           28,236
   Income taxes payable                                567             (1,785)             1,218                 -                0
                                                 ---------          ---------          ---------         ---------        ---------
      Total current liabilities                      4,167              6,744             19,764                 -           30,675
                                                 ---------          ---------          ---------         ---------        ---------

Long-term debt                                     175,000              6,000              4,780                 -          185,780
Other long-term liabilities                              -                  -              2,547                 -            2,547
Deferred income taxes                               (1,887)             6,820             11,002                 -           15,935
Intercompany payables                               14,798            123,577             22,587          (160,962)               -
                                                 ---------          ---------          ---------         ---------        ---------
      Total liabilities                            192,078            143,141             60,680          (160,962)         234,937
                                                 ---------          ---------          ---------         ---------        ---------

Stockholders' equity
   Preferred stock                                       -                  -                  -                 -                -
   Common stock                                        147                 49             31,778           (31,827)             147
   Paid-in capital                                  30,059             15,822                  -           (15,822)          30,059
   Retained earnings                                62,067             18,830             49,040           (67,870)          62,067
   Accumulated other comprehensive income          (13,273)                 -            (13,273)           13,273          (13,273)
   Less-Treasury stock, at cost                     (1,498)                 -                  -                 -           (1,498)
                                                 ---------          ---------          ---------         ---------        ---------
      Total stockholders' equity                    77,502             34,701             67,545          (102,246)          77,502
                                                 ---------          ---------          ---------         ---------        ---------
                                                 $ 269,580            177,842            128,225          (263,208)         312,439
                                                 =========          =========          =========         =========        =========

                                             Notes to consolidated financial statements.

                                                           WORLDTEX, INC.
                                    Note 3 - Supplemental Consolidating Financial Information
                                                      (Dollars in thousands)
                                                           (Unaudited)

Consolidating Statements of Income Information
March 31, 1998
                                                                   Guarantor       Non-Guarantor
                                                                   Domestic           Foreign
                                             WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                             --------------      ------------       ------------      ------------     ------------
Net sales                                        $       -             38,691             33,577            (3,039)          69,229

Cost of goods sold                                       -             31,553             26,663            (3,039)          55,177
                                                 ---------          ---------          ---------         ---------        ---------

   Gross profit                                          -              7,138              6,914                 -           14,052

Selling and administrative expense                     729              3,195              2,473                 -            6,397
                                                 ---------          ---------          ---------                          ---------

   Operating profit (loss)                            (729)             3,943              4,441                 -            7,655

Interest expense                                     4,153                138                256                 -            4,547
Intercompany interest expense (income)              (2,239)             1,889                350                 -                -
Intercompany administrative charges                   (727)               477                250                 -                -
Other income - net                                     209                 16                 11                 -              236
                                                 ---------          ---------          ---------                          ---------

   Income before income taxes                       (1,707)             1,455              3,596                 -            3,344

Provision for income taxes                            (575)               505              1,263                 -            1,193

Undistributed earnings of subsidiaries               3,283                  -                  -            (3,283)               -
                                                 ---------          ---------          ---------         ---------        ---------

    Net income                                   $   2,151                950              2,333            (3,283)           2,151
                                                 =========          =========          =========         =========        =========

Consolidating Statements of Income                                 Guarantor       Non-Guarantor
Information                                                        Domestic           Foreign
March 31, 1998                               WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                             --------------      ------------       ------------      ------------     ------------
Net sales                                        $       -             17,105             36,577            (2,764)          50,918

Cost of goods sold                                       -             15,035             29,405            (2,764)          41,676
                                                 ---------          ---------          ---------         ---------        ---------

   Gross profit                                          -              2,070              7,172                 -            9,242

Selling and administrative expense                     526                769              2,485                 -            3,780
                                                 ---------          ---------          ---------                          ---------

   Operating profit (loss)                            (526)             1,301              4,687                 -            5,462

Interest expense                                     1,181                 52                206                 -            1,439
Intercompany interest expense (income)                (680)               248                432                 -                -
Intercompany administrative charges                   (863)               466                397                 -                -
Other income - net                                      28                 15                 60                 -              103
                                                 ---------          ---------          ---------                          ---------

   Income before income taxes                         (136)               550              3,712                 -            4,126

Provision for income taxes                              13                154              1,293                 -            1,460

Undistributed earnings of subsidiaries               2,815                  -                  -            (2,815)               -
                                                 ---------          ---------          ---------         ---------        ---------

   Net income                                    $   2,666                396              2,419            (2,815)           2,666
                                                 =========          =========          =========         =========        =========

                                             Notes to consolidated financial statements.

                                                            WORLDTEX, INC.
                                      Note 3 - Supplemental Consolidating Financial Information
                                                       (Dollars in thousands)
                                                             (Unaudited)

Consolidating Statements of Cash Flows Information
March 31, 1998

                                                                   Guarantor       Non-Guarantor
                                                                   Domestic           Foreign
                                             WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                             --------------      ------------       ------------      ------------     ------------
Cash flows from operating activities:
Net income                                       $   2,151                950              2,333            (3,283)           2,151
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Undistributed earnings of subsidiaries        (3,283)                 -                  -             3,283                -
      Depreciation and amortization                     10              1,351              1,010                 -            2,371
      Provision for losses on accounts                   -                 76                 56                 -              132
         receivable
      Deferred income taxes                           (989)               458                109                 -             (422)
      Change in assets and liabilities
        net of effects of acquisitions:
        Accounts and notes receivable                  (94)            (1,977)            (2,150)                -           (4,221)
        Inventories                                      1             (1,713)            (1,180)                -             (532)
        Prepaid expenses and other current            (253)               (15)               167                 -             (101)
           assets
        Accounts and notes payable - trade and       3,256              3,410                827                 -            7,493
           other current liabilities
        Income taxes payable                           443                  5                 51                 -              499
                                                 ---------          ---------          ---------         ---------        ---------
           Net cash provided by (used in)
             operating activities                    1,242              2,545              3,583                 -            7,370
                                                 ---------          ---------          ---------         ---------        ---------

   Cash flows from investing activities:
      Capital expenditures                              (1)            (1,871)            (1,451)                -           (3,323)
      Acquisitions, net of cash acquired             2,517                  -                  -            (2,517)               -
      Other investing activities                        25               (329)               (11)                -             (315)
                                                 ---------          ---------          ---------         ---------        ---------
      Net cash used in investing activities          2,541             (2,200)            (1,462)           (2,517)           3,638)
                                                 ---------          ---------          ---------         ---------        ---------

   Cash flows from financing activities:
      Borrowings under line of credit                    -                  -                925                 -              925
         arrangements
      Payments under line of credit                      -                  -               (506)                -             (506)
         arrangements
      Advances - affiliated companies                  983               (576)              (366)              (41)               -
      Other financing activities                       (31)                 -                (43)             (236)            (310)
                                                 ---------          ---------          ---------         ---------        ---------
        Net cash provided by (used in)
           financing activities                        952               (576)                10              (277)             109
                                                 ---------          ---------          ---------         ---------        ---------
Effects of exchange rate changes in cash            (2,574)                 -               (151)             2,794              69
                                                 ---------          ---------          ---------         ---------        ---------
   Net increase in cash                              2,161               (231)             1,980                  -           3,910
Cash at beginning of year                           10,058                321              4,493                  -          14,872
                                                 ---------          ---------          ---------         ---------        ---------
Cash at end of year                              $  12,219                 90              6,473                  -          18,782
                                                 =========          =========          =========         =========        =========

                                             Notes to consolidated financial statements.

                                                           WORLDTEX, INC.
                                      Note 3 - Supplemental Consolidating Financial Information
                                                       (Dollars in thousands)
                                                            (Unaudited)

Consolidating Statements of Cash Flows Information
March 31, 1997

                                                                   Guarantor       Non-Guarantor
                                                                   Domestic           Foreign
                                             WORLDTEX, INC.      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                             --------------      ------------       ------------      ------------     ------------
Cash flows from operating activities:
Net income                                       $   2,666                396              2,419            (2,815)           2,666
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Undistributed earnings of subsidiaries           (2,815)                 -                  -             2,815                -
   Depreciation and amortization                         5                574                965                 -            1,544
   Provision for losses on accounts                     (1)               (20)                58                 -               37
     receivable
   Deferred income taxes                             1,659                  2                 68            (1,618)             111
   Change in assets and liabilities net of
     effects of acquisitions:
      Accounts and notes receivable                   (201)            (1,713)                93                 -           (1,821)
      Inventories                                        1               (300)            (1,258)                -           (1,557)
      Prepaid expenses and other current              (532)              (175)               (63)                -             (770)
        assets
      Accounts and notes payable -
        trade and other current liabilities           (650)               226              1,380                 -           (1,804)
      Income taxes payable                             102                 21                281                 -              404
                                                 ---------          ---------          ---------         ---------        ---------
        Net cash provided by (used in)
           operating activities                        234               (989)             1,183            (1,618)          (1,190)
                                                 ---------          ---------          ---------         ---------        ---------

Cash flows from investing activities:
   Capital expenditures                                  4               (291)            (1,366)                -           (1,653)
   Acquisitions, net of cash acquired                6,409                  -                  -            (6,409)               -
   Other investing activities                           30                (25)                (3)                -                2
                                                 ---------          ---------          ---------         ---------        ---------
      Net cash used in investing activities          6,443               (316)            (1,369)           (6,409)          (1,651)
                                                 ---------          ---------          ---------         ---------        ---------

Cash flows from financing activities:
   Borrowings under line of credit                       -                  -              1,322                 -            1,322
     arrangements
   Payments under line of credit                         -                  -               (252)                -             (252)
     arrangements
   Borrowings under revolving credit                27,040                  -                  -                 -           27,040
     facility
   Payments under revolving credit facility        (22,980)                 -                  -                 -          (22,980)
   Stock issued or (reacquired), net                    16                  -                  -                 -               16
   Advances - affiliated companies                  (3,256)             1,254              2,236              (234)               -
   Other financing activities                       (1,646)                 -                819               406             (421)
                                                 ---------          ---------          ---------         ---------        ---------
      Net cash provided by (used in)
        financing activities                          (826)             1,254              4,125               172            4,725
                                                 ---------          ---------          ---------         ---------        ---------
Effects of exchange rate changes in cash            (6,408)                 -             (1,111)            7,855              336
                                                 ---------          ---------          ---------         ---------        ---------
      Net increase in cash                            (557)               (51)             2,828                 -            2,220
Cash at beginning of year                              428                174              1,515                 -            2,117
                                                 ---------          ---------          ---------         ---------        ---------
Cash at end of year                              $    (129)               123              4,343                 -            4,337
                                                 =========          =========          =========         =========        =========

                                             Notes to consolidated financial statements.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Sales for the three months ended March 31,1998 were $69.2 million and earnings were $2.2 million compared with sales of $50.9 million and earnings of $2.7 million for the comparable period in 1997. The following table sets forth the percentages which certain income and expense items bear to net sales:


                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----

     Net sales                                     100.0%        100.0%
                                                   ------        ------
     Gross margin                                   20.3%         18.1%

     Selling and administration expense              9.2%          7.4%
                                                   ------        ------
     Operating profit                               11.1%         10.7%

     Interest expense                                6.6%          2.8%

     Other income (expense) - net                     .3%           .2%
                                                    -----        ------
     Income before income taxes                      4.8%          8.1%
                                                    =====        ======


For the three months ended March 31, 1998, sales increased by $18.3 million or 36.0% compared to the three months ended March 31, 1997.

Sales from North American operations increased 89.9% for the three months ended March 31, 1998 from the corresponding period in 1997. The sharp increase in sales was primarily due to the inclusion of the narrow elastic fabric subsidiaries acquired in the fourth quarter of 1997. Excluding the contribution of these new subsidiaries, North American sales for the first quarter of 1998 were flat compared with the 1997 period, principally due to overall weak demand by ladies' hosiery customers and an ice storm in Canada, which interrupted production and shipments.

Sales from French operations decreased 11.7% for the three months ended March 31, 1998 from the corresponding period in 1997. The stronger U.S. dollar versus the French franc reduced the French subsidiary sales by approximately 9.7% during the quarter (assuming currency translation of 1998 sales at the rate applicable to 1997 results). European sales were also affected by continuing softness in the general textile market in Europe.

Sales in the Company's South American operation increased 8.8% (excluding intercompany sales) for the three months ended March 31, 1998 from the corresponding period in 1997. The reduced value of the Colombian peso lowered

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

South American sales by approximately 21.3% during the quarter (assuming currency translation of 1998 sales at the rate applicable to 1997 results). The volume increases in South America reflect the continuing efforts to expand production in the Company's lower cost operation.

Gross profit margins increased to 20.3% in the 1998 period from 18.1% in 1997, primarily because the Company's newly acquired narrow elastic fabrics operations have traditionally produced higher margins than the Company's covered elastic yarn operations. Gross profit margins also increased due to an improvement in the French subsidiary's product mix over the prior year period, and because the Company's manufacturing costs were spread over higher sales. Selling and administrative expenses increased as a percentage of net sales to 9.2% from 7.4% primarily because the fixed component of these expenses increased as a result of the recent acquisitions.

Interest expense for the three months ending March 31, 1998 increased from the corresponding period in 1997 due to the $175 million principal amount of 9 5/8% Senior Notes issued December 1, 1997 in connection with the acquisitions of the Company's narrow elastic fabric subsidiaries.

The Company had an effective income tax rate of 35.7% for the three months ended March 31, 1998 compared to 35.4% for the same period in 1997. This increase resulted primarily due to the higher French corporate tax rate of 41.67% enacted in the fourth quarter of 1997, offset by additional income subject to lower effective tax rates, primarily in the Company's South American operation.


LIQUIDITY; CAPITAL RESOURCES
----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

Cash totaled $18.8 million at March 31, 1998, representing a net increase of $3.9 million for the three months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first three months of 1998, $7.4 million was generated in operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first three months of 1998, financing activities contributed $.1 million, reflecting routine borrowings and repayments under the Company's credit facilities. During the first three months of 1998, $3.6 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1998 will approximate $12 million, primarily for the purchase of equipment.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

EBITDA represents income before income taxes plus interest expense, depreciation and amortization and is provided as additional information relating to the Company's debt service capacity. EBITDA for the three months ended March 31, 1998 and 1997 was $10.3 million and $7.1 million, respectively. Depreciation and amortization for the three months ended March 31, 1998 and 1997 was $2.4 million and $1.5 million, respectively.

Working capital was $87.1 million at March 31, 1998 and $87.7 million at December 31, 1997, reflecting a decrease of $.6 million and current ratios of
3.3 and 3.9 respectively, at March 31, 1998 and December 31, 1997.

At March 31, 1998, the Company had outstanding $175 million principal amount of Senior Notes. No amounts were outstanding under the Company's Credit Facility, and $25 million was available to be borrowed thereunder. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa, Ltda., had available approximately $14.5 million, $1.1 million, and $4.8 million, respectively, under various bank lines of credit and overdraft facilities. At March 31, 1998, Filix, Rubyco and Fibrexa had outstanding debt under these agreements of $0, $0 and $2.2 million, respectively. The most restrictive covenant of the Company's Credit Facility and Indenture limits short-term borrowings by the Company's subsidiaries to a total of $15 million.

Worldtex believes that its lines of credit, together with cash on hand, internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit No.        Description

           11.1               Statement re:  Computation of per share earnings

           27.1               Financial Data Schedule (filed with EDGAR only)

      (b)  Reports on Form 8-K

           During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WORLDTEX, INC.
                                             (Registrant)



Date: May 14, 1998                           By:  /S/ RICHARD J. MACKEY
                                                -----------------------
                                                Richard J. Mackey
                                                Chairman of the Board
                                                and Chief Financial Officer