Form 10-Q
period 1998-06-30
WORLDTEX INC
filed 1998-08-14
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998
Commission file number 1-11438

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
Yes      X      No
    -----------    -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



         Date                       Class               Shares Outstanding
    ---------------             --------------         --------------------
     June 30, 1998               Common Stock               14,434,671

                                 WORLDTEX, INC.

                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------

PART I - Financial Information

          Consolidated  Balance  Sheets  at  June  30,  1998
          (Unaudited) and December 31, 1997                              1

          Consolidated  Statements of Income (Unaudited) for
          the Six  Months  and Three  Months  Ended June 30,
          1998 and 1997                                                  2

          Consolidated  Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1998 and 1997                3

          Notes   to   Consolidated   Financial   Statements
          (Unaudited)                                                    4 - 10

          Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                            11 - 13

PART II - Other Information                                              14

                                                   WORLDTEX, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)

                                                                                   June 30,      December 31,
                                                                                    1998            1997
                                                                                    ----            ----
                           ASSETS                                                (Unaudited)
Current assets:
   Cash                                                                            $ 11,625            14,872
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,708 in 1998 and $2,085 in 1997                         49,591            46,320
   Inventories:
      Raw materials                                                                  16,260            15,401
      Work-in-process                                                                14,633            13,976
      Finished goods                                                                 24,487            24,823
                                                                                   --------          --------
      Total inventories                                                              55,380            54,200

   Prepaid expenses and other current assets                                          2,543             3,026
                                                                                   --------          --------
      Total current assets                                                          119,139           118,418

Property, plant and equipment, at cost:
      Land                                                                            2,807             2,820
      Buildings and leasehold improvements                                           34,230            34,172
      Machinery and equipment                                                       108,210            99,083
                                                                                   --------          --------
                                                                                    145,247           136,075
      Less accumulated depreciation and amortization                                 40,063            36,915
                                                                                   --------          --------
      Property, plant and equipment - net                                           105,184            99,160

Other assets                                                                         12,285            11,946
Cost in excess of net assets of acquired businesses, net of
   accumulated amortization of $8,715 in 1998 and $7,600 in 1997                     81,384            82,915
                                                                                   --------          --------
                                                                                   $317,992           312,439
                                                                                   ========          ========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                           $  5,462             1,819
   Current installments of long-term debt                                               578               620
   Accounts and notes payable - trade and other liabilities                          27,763            28,236
   Income taxes payable                                                               1,915                 -
                                                                                   --------          --------
      Total current liabilities                                                      35,718            30,675

Long-term debt                                                                      186,117           185,780
Other long-term liabilities                                                           2,452             2,547
Deferred income taxes                                                                14,664            15,935
                                                                                   --------          --------
      Total liabilities                                                             238,951           234,937

Stockholders' equity:
   Preferred stock                                                                        -                 -
   Common stock                                                                         147               147
   Paid-in capital                                                                   30,084            30,059
   Retained earnings                                                                 64,965            62,067
   Accumulated other comprehensive income                                           (14,657)          (13,273)
   Treasury stock, at cost                                                           (1,498)           (1,498)
                                                                                   --------          --------
      Total stockholders' equity                                                     79,041            77,502
Commitments and contingencies                                                             -                 -
                                                                                   --------          --------
                                                                                   $317,992           312,439
                                                                                   ========          ========

                            See accompanying notes to consolidated financial statements.


                                 WORLDTEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                    UNAUDITED

                                       Six Months Ended       Three Months Ended
                                           June 30,                June 30,
                                       1998        1997        1998       1997
                                       ----        ----        ----       ----
Net sales                            $135,283     102,798     66,054     51,880
Cost of goods sold                    108,413      84,612     53,236     42,936
                                     --------    --------   --------   --------
   Gross profit                        26,870      18,186     12,818      8,944
Selling & administration expense       13,082       8,054      6,685      4,274
                                     --------    --------   --------   --------
   Operating profit                    13,788      10,132      6,133      4,670
Interest expense                        9,431       2,967      4,884      1,528
Other income - net                        345         159        109         56
                                     --------    --------   --------   --------
   Income before income taxes           4,702       7,324      1,358      3,198
Provision for income taxes              1,803       2,629        610      1,169
                                     --------    --------   --------   --------
   Net income                        $  2,899       4,695        748      2,029
                                     ========    ========   ========   ========

Net income per share
   Basic                                $0.20        0.33       0.05       0.14
                                     ========    ========   ========   ========
   Diluted                              $0.20        0.32       0.05       0.14
                                     ========    ========   ========   ========

Weighted average shares outstanding
   Basic                               14,431      14,411     14,433     14,417
                                     ========    ========   ========   ========
   Diluted                             14,758      14,836     14,735     14,740
                                     ========    ========   ========   ========








          See accompanying notes to consolidated financial statements.

                                      WORLDTEX, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                         UNAUDITED

                                                                  Six Months Ended June 30,
                                                                      1998         1997
                                                                      ----         ----
Cash flows from operating activities:
Net income                                                        $   2,899        4,695
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                 4,808        3,137
        Provision for losses on accounts receivable                     265          104
        Deferred income taxes                                        (1,162)         367
        Change in assets and liabilities:
           Accounts and notes receivable                             (4,033)      (1,685)
           Inventories                                               (1,657)      (2,106)
           Prepaid expenses and other current assets                    190         (327)
           Accounts and notes payable -
             trade and other current liabilities                        (79)         502
           Income taxes payable                                       2,199          165
                                                                  ---------    ---------
           Net cash provided by operating activities                  3,430        4,852
                                                                  ---------    ---------
Cash flows from investing activities:
   Capital expenditures                                             (10,745)      (3,714)
   Other investing activities                                          (177)         846
                                                                  ---------    ---------
      Net cash used in investing activities                         (10,922)      (2,868)
                                                                  ---------    ---------
Cash flows from financing activities:
      Borrowings under line of credit arrangements                    4,860        2,178
      Payments under line of credit arrangements                     (1,101)      (1,431)
      Borrowings under revolving credit facility                          -       49,130
      Payments under revolving credit facility                            -      (45,710)
      Stock issued                                                       25          113
      Other financing activities                                        170         (997)
                                                                  ---------    ---------
        Net cash provided by financing activities                     3,954        3,283
                                                                  ---------    ---------
        Effects of exchange rate changes on cash                        291          370
                                                                  ---------    ---------
        Net increase (decrease) in cash                              (3,247)       5,637
Cash at beginning of year                                            14,872        2,117
                                                                  ---------    ---------
Cash at end of period                                             $  11,625        7,754
                                                                  =========    =========

Supplemental  disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                    $   9,868        2,762
                                                                  =========    =========
      Income taxes                                                $   3,101        3,535
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

Note 2 - Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Foreign currency translation adjustments were reductions of $1,384 and $9,438 for the six months ended June 30, 1998 and 1997, respectively. Foreign currency translation adjustments for the three months ended June 30, 1998 and 1997 were an increase of $1,190 and a decrease of $3,029, respectively. No other comprehensive income items were recorded by the Company in 1998 or 1997. Comprehensive income for the six months and three months ended June 30, 1998 was $1,515 and $1,938, respectively. Comprehensive loss for the six months and three months ended June 30, 1997 was $4,743 and $1,000, respectively.

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

                                                        WORLDTEX, INC.
                                  Note 3 - Supplemental Consolidating Financial Information
                                                    (Dollars in thousands)

Consolidating Balance Sheet Information
June 30, 1998
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Assets
Current Assets
   Cash                                             $   1,958           93          9,574               -          11,625
   Accounts and notes receivable, net                     182       23,182         26,227               -          49,591
   Inventories                                              -       30,116         25,264               -          55,380
   Prepaid expenses and other current assets            1,587          199            757               -           2,543
                                                    ---------    ---------      ---------       ---------       ---------
      Total current assets                              3,727       53,590         61,822               -         119,139

Property, plant and equipment, net                        201       49,893         55,090               -         105,184
Other assets                                            9,403        1,855          1,027               -          12,285
Cost in excess of net assets of acquired
   businesses, net                                         56       63,617         17,711               -          81,384
Intercompany investments                              106,363            -              -        (106,363)              -
Intercompany advances                                 148,757       14,798              -        (163,555)              -
                                                    ---------    ---------      ---------       ---------       ---------
                                                    $ 268,507      183,753        135,650        (269,918)        317,992
                                                    =========    =========      =========       =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                            $       -            -          5,462               -           5,462
   Current installments of long-term debt                   -            -            578               -             578
   Accounts and notes payable-trade and
      other liabilities                                 2,557       10,948         14,258               -          27,763

   Income taxes payable                                 1,219       (1,970)         2,666               -           1,915
                                                    ---------    ---------      ---------       ---------       ---------
      Total current liabilities                         3,776        8,978         22,964               -          35,718

Long-term debt                                        175,000        6,000          5,117               -         186,117
Other long-term liabilities                                 -            -          2,452               -           2,452
Deferred income taxes                                  (4,108)       7,684         11,088               -          14,664
Intercompany payables                                  14,798      125,165         23,592        (163,555)              -
                                                    ---------    ---------      ---------       ---------       ---------
      Total liabilities                               189,466      147,827         65,213        (163,555)        238,951
                                                    ---------    ---------      ---------       ---------       ---------

Stockholders' equity
Preferred stock                                             -            -              -               -               -
Common stock                                              147           49         31,778         (31,827)            147
Paid-in capital                                        30,084       15,714              -         (15,714)         30,084
Retained earnings                                      64,965       20,163         53,316         (73,479)         64,965
Accumulated other comprehensive income                (14,657)           -        (14,657)         14,657         (14,657)
Less-Treasury stock, at cost                           (1,498)           -              -               -          (1,498)
                                                    ---------    ---------      ---------       ---------       ---------
Total stockholders' equity                             79,041       35,926         70,437        (106,363)         79,041
                                                    ---------    ---------      ---------       ---------       ---------
                                                    $ 268,507      183,753        135,650        (269,918)        317,992
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


                                                        WORLDTEX, INC.
                                  Note 3 - Supplemental Consolidating Financial Information
                                                    (Dollars in thousands)

Consolidating Balance Sheet Information
December 31, 1997
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Assets
Current Assets
   Cash                                             $  10,058          321          4,493               -          14,872
   Accounts and notes receivable, net                       -       20,870         25,450               -          46,320
   Inventories                                              -       28,251         25,949               -          54,200
   Prepaid expenses and other current assets            1,402          511          1,113               -           3,026
                                                    ---------    ---------      ---------       ---------       ---------
      Total current assets                             11,460       49,953         57,005               -         118,418

Property, plant and equipment, net                        230       46,977         51,953               -          99,160
Other assets                                            9,480        1,495            971               -          11,946
Cost in excess of net assets of acquired
   businesses, net                                          -       64,619         18,296               -          82,915
Intercompany investments                              102,246            -              -        (102,246)              -
Intercompany advances                                 146,164       14,798              -        (160,962)              -
                                                    ---------    ---------      ---------       ---------       ---------
                                                    $ 269,580      177,842        128,225        (263,208)        312,439
                                                    =========    =========      =========       =========       =========
Liabilities and Stockholders' Equity
Current Liabilities
   Short-term borrowings                            $       -            -          1,819               -           1,819
   Current installments of long-term debt                   -            -            620               -             620
   Accounts and notes payable-trade and other
      liabilities                                       3,600        8,529         16,107               -          28,236
   Income taxes payable                                   567       (1,785)         1,218               -               -
                                                    ---------    ---------      ---------       ---------       ---------
      Total current liabilities                         4,167        6,744         19,764               -          30,675
                                                    ---------    ---------      ---------       ---------       ---------
Long-term debt                                        175,000        6,000          4,780               -         185,780
Other long-term liabilities                                 -            -          2,547               -           2,547
Deferred income taxes                                  (1,887)       6,820         11,002               -          15,935
Intercompany payables                                  14,798      123,577         22,587        (160,962)              -
                                                    ---------    ---------      ---------       ---------       ---------
      Total liabilities                               192,078      143,141         60,680        (160,962)        234,937
                                                    ---------    ---------      ---------       ---------       ---------
Stockholders' equity
   Preferred stock                                          -            -              -               -               -
   Common stock                                           147           49         31,778         (31,827)            147
   Paid-in capital                                     30,059       15,822              -         (15,822)         30,059
   Retained earnings                                   62,067       18,830         49,040         (67,870)         62,067
   Accumulated other comprehensive income
                                                      (13,273)           -        (13,273)         13,273         (13,273)
   Less-Treasury stock, at cost                        (1,498)           -              -               -          (1,498)
                                                    ---------    ---------      ---------       ---------       ---------
      Total stockholders' equity                       77,502       34,701         67,545        (102,246)         77,502
                                                    ---------    ---------      ---------       ---------       ---------
                                                    $ 269,580      177,842        128,225        (263,208)        312,439
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


                                                        WORLDTEX, INC.
                                  Note 3 - Supplemental Consolidating Financial Information
                                                    (Dollars in thousands)

Consolidating Statements of Income Information
Six Months Ended June 30, 1998
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Net sales                                           $       -       76,504         66,284          (7,505)        135,283
Cost of goods sold                                          -       63,170         52,748          (7,505)        108,413
                                                    ---------    ---------      ---------       ---------       ---------
   Gross profit                                             -       13,334         13,536               -          26,870

Selling and administrative expense                      1,758        6,226          5,098               -          13,082
                                                    ---------    ---------      ---------       ---------       ---------
   Operating profit (loss)                             (1,758)       7,108          8,438               -          13,788

Interest expense                                        8,593          292            546               -           9,431
Intercompany interest expense (income)                 (4,618)       3,914            704               -               -
Intercompany administrative charges                    (1,455)         954            501               -               -
Other income (expense) - net                              368           29            (52)              -             345
                                                    ---------    ---------      ---------       ---------       ---------
   Income before income taxes                          (3,910)       1,977          6,635               -           4,702

Provision for income taxes                             (1,201)         645          2,359               -           1,803

Undistributed earnings of subsidiaries                  5,608            -              -          (5,608)              -
                                                    ---------    ---------      ---------       ---------       ---------
   Net income                                       $   2,899        1,332          4,276          (5,608)          2,899
                                                    =========    =========      =========       =========       =========



Consolidating Statements of Income Information
Six Months Ended June 30, 1997
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Net sales                                           $       -       35,152         74,132          (6,486)        102,798
Cost of goods sold                                          -       31,323         59,775          (6,486)         84,612
                                                    ---------    ---------      ---------       ---------       ---------
   Gross profit                                             -        3,829         14,357               -          18,186

Selling and administrative expense                      1,234        1,660          5,160               -           8,054
                                                    ---------    ---------      ---------       ---------       ---------
   Operating profit (loss)                             (1,234)       2,169          9,197               -          10,132

Interest expense                                        2,370          105            492               -           2,967
Intercompany interest expense (income)                 (1,313)         442            871               -               -
Intercompany administrative charges                    (1,775)         958            817               -               -
Other income (expense) - net                               58           24             77               -             159
                                                    ---------    ---------      ---------       ---------       ---------
   Income before income taxes                            (458)         688          7,094               -           7,324

Provision for income taxes                                (96)         237          2,488               -           2,629

Undistributed earnings of subsidiaries                  5,057            -              -          (5,057)              -
                                                    ---------    ---------      ---------       ---------       ---------
   Net income                                       $   4,695          451          4,606          (5,057)          4,695
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



                                                        WORLDTEX, INC.
                                  Note 3 - Supplemental Consolidating Financial Information
                                                    (Dollars in thousands)

Consolidating Statements of Income Information
Three Months Ended June 30, 1998
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Net sales                                           $       -       37,813         32,707          (4,466)         66,054
Cost of goods sold                                          -       31,617         26,085          (4,466)         53,236
                                                    ---------    ---------      ---------       ---------       ---------
   Gross profit                                             -        6,196          6,622               -          12,818

Selling and administrative expense                      1,029        3,031          2,625               -           6,685
                                                    ---------    ---------      ---------       ---------       ---------
   Operating profit (loss)                             (1,029)       3,165          3,997               -           6,133

Interest expense                                        4,440          154            290               -           4,884
Intercompany interest expense (income)                 (2,379)       2,025            354               -               -
Intercompany administrative charges                      (728)         477            251               -               -
Other income (expense) - net                              159           13            (63)              -             109
                                                    ---------    ---------      ---------       ---------       ---------
   Income before income taxes                          (2,203)         522          3,039               -           1,358

Provision for income taxes                               (626)         140          1,096               -             610

Undistributed earnings of subsidiaries                  2,325            -              -          (2,325)              -
                                                    ---------    ---------      ---------       ---------       ---------
   Net income                                       $     748          382          1,943          (2,325)            748
                                                    =========    =========      =========       =========       =========



Consolidating Statements of Income Information
Three Months Ended June 30, 1997
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Net sales                                           $       -       18,047         37,555          (3,722)         51,880
Cost of goods sold                                          -       16,288         30,370          (3,722)         42,936
                                                    ---------    ---------      ---------       ---------       ---------
   Gross profit                                             -        1,759          7,185               -           8,944

Selling and administrative expense                        708          891          2,675               -           4,274
                                                    ---------    ---------      ---------       ---------       ---------
   Operating profit (loss)                               (708)         868          4,510               -           4,670

Interest expense                                        1,189           53            286               -           1,528
Intercompany interest expense (income)                   (633)         194            439               -               -
Intercompany administrative charges                      (912)         492            420               -               -
Other income (expense) - net                               30            9             17               -              56
                                                    ---------    ---------      ---------       ---------       ---------
   Income before income taxes                            (322)         138          3,382               -           3,198

Provision for income taxes                               (109)          83          1,195               -           1,169

Undistributed earnings of subsidiaries                  2,242            -              -          (2,242)              -
                                                    ---------    ---------      ---------       ---------       ---------
   Net income                                       $   2,029           55          2,187          (2,242)          2,029
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



                                                        WORLDTEX, INC.
                                  Note 3 - Supplemental Consolidating Financial Information
                                                    (Dollars in thousands)

Consolidating Statements of Cash Flows Information
Six Months Ended June 30, 1998
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Cash flows from operating activities:
Net income                                          $   2,899        1,332          4,276          (5,608)          2,899
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Undistributed earnings of subsidiaries              (5,608)           -              -           5,608               -
   Depreciation and amortization                           17        2,732          2,059               -           4,808
   Provision for losses on accounts receivables             -          152            113               -             265
   Deferred income taxes                               (2,220)         863            195               -          (1,162)
   Change in assets and liabilities net of effects
      of acquisitions:
      Accounts and notes receivable                      (181)      (2,464)        (1,388)              -          (4,033)
      Inventories                                           -       (1,865)           208               -          (1,657)
      Prepaid expenses and other current assets          (461)         311            340               -             190
      Accounts and notes payable - Trade and other     (1,043)       2,419         (1,455)              -             (79)
        current liabilities
      Income taxes payable                                927         (185)         1,457               -           2,199
                                                    ---------    ---------      ---------       ---------       ---------
        Net cash provided by (used in) operating
           activities                                  (5,670)       3,295          5,805               -           3,430
                                                    ---------    ---------      ---------       ---------       ---------
Cash flows from investing activities:
   Capital expenditures                                    12       (4,752)        (6,005)              -         (10,745)
   Acquisitions, net of cash acquired                   1,436            -              -          (1,436)              -
   Other investing activities                             139         (358)           (65)            107            (177)
                                                    ---------    ---------      ---------       ---------       ---------
      Net cash used in investing activities             1,587       (5,110)        (6,070)         (1,329)        (10,922)
                                                    ---------    ---------      ---------       ---------       ---------
Cash flows from financing activities:
   Borrowings under line of credit arrangements             -            -          4,860               -           4,860
   Payments under line of credit arrangements               -            -         (1,101)              -          (1,101)
   Borrowings under revolving credit facility               -            -              -               -               -
   Payments under revolving credit facility                 -            -              -               -               -
   Borrowings under long term loans                         -            -              -               -               -
   (Payments) under long term loans                         -            -              -               -               -
   Stock issued or (reacquired), net                       25            -              -               -              25
   Advances - affiliated companies                     (2,593)       1,587          1,104             (98)              -
   Other financing activities                             (62)           -            527            (295)            170
                                                    ---------    ---------      ---------       ---------       ---------
      Net cash provided by (used in) financing
        activities                                     (2,630)       1,587          5,390            (393)          3,954
                                                    ---------    ---------      ---------       ---------       ---------
Effects of exchange rate changes in cash               (1,387)           -            (44)          1,722             291
                                                    ---------    ---------      ---------       ---------       ---------
      Net increase in cash                             (8,100)        (228)         5,081               -          (3,247)
Cash at beginning of year                              10,058          321          4,493               -          14,872
                                                    ---------    ---------      ---------       ---------       ---------
Cash at end of period                               $   1,958           93          9,574               -          11,625
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



                                                        WORLDTEX, INC.
                                  Note 3 - Supplemental Consolidating Financial Information
                                                    (Dollars in thousands)

Consolidating Statements of Cash Flows Information
Six Months Ended June 30, 1997
                                                                   Guarantor     Non-Guarantor
                                                                    Domestic       Foreign
                                                  Worldtex, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                  --------------  ------------   ------------   ------------    ------------
Cash flows from operating activities:
Net income                                          $   4,695          451          4,606          (5,057)          4,695
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Undistributed earnings of subsidiaries              (5,057)           -              -           5,057               -
   Depreciation and amortization                           18        1,144          1,975               -           3,137
   Provision for losses on accounts receivable              -           10             94               -             104
   Deferred income taxes                                1,659            5            147          (1,444)            367
   Change in assets and liabilities net of effects
      of acquisitions:
      Accounts and notes receivable                      (199)      (1,243)          (243)              -          (1,685)
      Inventories                                           -         (993)        (1,113)              -          (2,106)
      Prepaid expenses and other current assets          (306)         262           (283)              -            (327)
   Accounts and notes payable - Trade and other           294         (108)           316               -             502
      current liabilities
   Income taxes payable                                    74           32             59               -             165
                                                    ---------    ---------      ---------       ---------       ---------
      Net cash provided by (used in) operating
        activities                                      1,178         (440)         5,558          (1,444)          4,852
                                                    ---------    ---------      ---------       ---------       ---------
Cash flows from investing activities:
   Capital expenditures                                     1       (1,450)        (2,265)              -          (3,714)
   Acquisitions, net of cash acquired                   9,438            -              -          (9,438)              -
   Other investing activities                              63          783              -               -             846
                                                    ---------    ---------      ---------       ---------       ---------
      Net cash used in investing activities             9,502         (667)        (2,265)         (9,438)         (2,868)
                                                    ---------    ---------      ---------       ---------       ---------
Cash flows from financing activities:
   Borrowings under line of credit arrangements             -            -          2,178               -           2,178
   Payments under line of credit arrangements               -            -         (1,431)              -          (1,431)
   Borrowings under revolving credit facility          49,130            -              -               -          49,130
   Payments under revolving credit facility           (45,710)           -              -               -         (45,710)
   Borrowings under long term loans                         -            -              -               -               -
    (Payments) under long term loans                        -            -              -               -               -
   Stock issued or (reacquired), net                      113            -              -               -             113
   Advances - affiliated companies                     (2,978)       1,121          2,174            (317)              -
   Other financing activities                          (1,502)           -           (496)          1,001            (997)
                                                    ---------    ---------      ---------       ---------       ---------
      Net cash provided by (used in) financing
        activities                                       (947)       1,121          2,425             684           3,283
                                                    ---------    ---------      ---------       ---------       ---------
Effects of exchange rate changes in cash               (9,439)           -           (389)         10,198             370
                                                    ---------    ---------      ---------       ---------       ---------
   Net increase in cash                                   294           14          5,329               -           5,637
Cash at beginning of year                                 428          174          1,515               -           2,117
                                                    ---------    ---------      ---------       ---------       ---------
Cash at end of period                               $     722          188          6,844               -           7,754
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


                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales for the six months ended June 30,1998 were $135.3 million and earnings were $2.9 million compared with sales of $102.8 million and earnings of $4.7 million for the comparable period in 1997. Diluted income per share was $.20 for the 1998 six month period compared with $.32 in 1997. Sales for the quarter ended June 30, 1998 were $66.1 million and net income was $.7 million, compared with sales of $51.9 million and net income of $2 million for the comparable 1997 period.

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                   Six Months Ended          Three Months Ended
                                       June 30,                   June 30,
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----
Net sales                          100.0%       100.0%       100.0%       100.0%
                                   ------       ------       ------       ------
Gross margin                        19.9%        17.7%        19.4%        17.2%

Selling and administration expense   9.7%         7.8%        10.1%         8.2%
                                   ------       ------       ------       ------
   Operating profit                 10.2%         9.9%         9.3%         9.0%

Interest expense                     7.0%         2.9%         7.4%         2.9%

Other income - net                    .3%          .1%          .2%          .1%
                                   ------       ------       ------       ------
Income before income taxes           3.5%         7.1%         2.1%         6.2%
                                   ======       ======       ======       ======


For the six months ended June 30, 1998, sales increased by $32.5 million or 31.6% compared to the six months ended June 30, 1997. For the quarter ended June 30, 1998, sales increased by $14.2 million or 27.3% compared with the 1997 quarter.

Sales from North American operations increased 85.4% and 81.1% for the six months and the three months ended June 30, 1998 from the corresponding period in 1997. The sharp increase in sales was primarily due to the inclusion of the narrow elastic fabric subsidiaries acquired in the fourth quarter of 1997. Excluding the contribution of these new subsidiaries, North American sales for the six months of 1998 were down 4.1% compared with the 1997 period, principally due to overall weak demand by ladies' hosiery customers.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Sales from French operations decreased 15.1% and 18.4% for the six months and the three months ended June 30, 1998 from the corresponding period in 1997. The stronger U.S. dollar versus the French franc reduced the French subsidiary sales by approximately 7.1% and 4.2% for the six months and the three months ended June 30, 1998 (assuming currency translation of 1998 sales at the rate applicable to 1997 results). European sales were also affected by continuing softness in the general textile market in Europe.

Sales in the Company's South American operation (including intercompany sales) increased 9.0% and 6.3% for the six months and three months ended June 30, 1998 from the corresponding period in 1997. Such sales (excluding intercompany sales) increased 3.2% and decreased 3.7% for the six and three months ended June 30, 1998 from the corresponding period in 1997. The reduced value of the Colombian peso lowered South American sales by approximately 21.5% and 21.7% for the six months and three months ended June 30, 1998 (assuming currency translation of 1998 sales at the rate applicable to 1997 results). Such results for South America reflect the continuing efforts to expand production in the Company's lower cost operation, including for purposes of resale by the Company's other subsidiaries.

Gross profit margins increased to 19.9% in the 1998 six month period from 17.7% in 1997, primarily because the Company's newly acquired narrow elastic fabrics operations have traditionally produced higher margins than the Company's covered elastic yarn operations. Gross profit margins also increased due to an improvement in the French subsidiary's product mix over the prior year period, and because the Company's manufacturing costs were spread over higher sales. Selling and administrative expenses increased as a percentage of net sales to 9.7% from 7.8% for the six months ending June 30, 1998 compared with 1997 primarily because the fixed component of these expenses increased as a result of the recent acquisitions.

Interest expense for the six months and three months ending June 30, 1998 increased from the corresponding periods in 1997 due to the $175 million principal amount of the 9 5/8% Senior Notes issued December 1, 1997 in connection with the acquisitions of the Company's narrow elastic fabric subsidiaries.

The Company had an effective income tax rate of 38.3% for the six months ended June 30, 1998 compared to 35.9% for the same period in 1997. This increase resulted primarily due to the higher French corporate tax rate of 41.67% enacted in the fourth quarter of 1997, offset by additional income subject to lower effective tax rates, primarily in the Company's South American operation.

Liquidity; Capital Resources
----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cash totaled $11.6 million at June 30, 1998, representing a net decrease of $3.2 million for the six months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first six months of 1998, $3.4 million was generated in operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first six months of 1998, financing activities contributed $4.0 million, reflecting routine borrowings and repayments under the Company's credit facilities. During the first six months of 1998, $10.9 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1998 will approximate $14 million, primarily for the purchase of equipment.

EBITDA represents income before income taxes plus interest expense, depreciation and amortization and is provided as additional information relating to the Company's debt service capacity. EBITDA for the six months and three months ended June 30, 1998 was $18.9 million and $8.7 million compared with $13.4 million and $6.3 million for the prior year periods. Depreciation and amortization for the six and three months ended June 30, 1998 was $4.8 million and $2.4 million compared with $3.1 million and $1.6 million in the prior year periods.

Working capital was $83.4 million at June 30, 1998 and $87.7 million at December 31, 1997, reflecting a decrease of $4.3 million and current ratios of 3.3 and
3.9 respectively, at June 30, 1998 and December 31, 1997.

At June 30, 1998, the Company had outstanding $175 million principal amount of Senior Notes. No amounts were outstanding under the Company's Credit Facility, and $25 million was available to be borrowed thereunder. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa, Ltda., had available approximately $14.8 million, $1.0 million, and $5.5 million, respectively, under various bank lines of credit and overdraft facilities. At June 30, 1998, Filix, Rubyco and Fibrexa had outstanding debt under these agreements of $0, $0 and $5.5 million, respectively. The most restrictive covenant of the Company's Credit Facility and Indenture limits short-term borrowings by the Company's subsidiaries to a total of $15 million.

Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its annual meeting of stockholders on May 14, 1998. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:

                           Authority
Name                          For              Withheld
----                       ---------           --------
Claude D. Egler            12,225,866          229,145
Richard J. Mackey          12,225,366          229,645
John K. Ziegler            12,225,865          229,146

In addition, the terms as directors of the Company of John B. Fraser, Salim M. Ibrahim, Willi Roelli, Barry D. Setzer, and Michael B. Wilson continued after the annual meeting.

Also submitted to a vote of the stockholders were certain amendments to the Company's 1992 Stock Incentive Plan. These amendments were adopted by a vote of 8,493,445 shares for, 3,198,402 shares against, 43,162 shares abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits

         Exhibit No.          Description

         11.1                 Computation of earnings per share

         27.1                 Financial Data Schedule (filed with EDGAR only)

   (b)   Reports on Form 8-K

         During the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WORLDTEX, INC.
                                             (Registrant)



Date:  August 13, 1998                       By: /S/ Richard J. Mackey
                                                 ---------------------
                                                 Richard J. Mackey
                                                 Chairman of the Board
                                                 and Chief Financial Officer