Form 10-Q
period 1998-09-30
WORLDTEX INC
filed 1998-11-16
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
Commission file number 1-11438
                                WORLDTEX, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                            56-1789271
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

212 12th Avenue, N.E., Hickory, North Carolina                   28601
  (Address of principal executive offices)                    (Zip Code)

                                 (828) 328-5381
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X       No
       ---------       ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Date                     Class                 Shares Outstanding
    ------------------           ------------             ------------------
    September 30, 1998           Common Stock                 14,271,171

                                 WORLDTEX, INC.

                                     INDEX
                                     -----



                                                                     PAGE NUMBER
                                                                     -----------

PART I - Financial Information

      Consolidated Condensed Balance Sheets at September
      30, 1998 and December 31, 1997                                      1

      Consolidated Condensed Statements of Income for the
      Nine Months and Three Months Ended September 30, 1998
      and 1997                                                            2

      Consolidated Condensed Statements of Cash Flows for
      the Nine Months Ended September 30, 1998 and 1997                   3

      Notes to Consolidated Condensed Financial Statements           4 - 11

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           12 - 15


PART II - Other Information                                              16

                                 WORLDTEX, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                           1998         1997
                                                      ------------- ------------
                        ASSETS                          (Unaudited)
Current assets:
   Cash                                                   $16,526       14,872
   Accounts and notes receivable, less allowance for
      doubtful accounts of $1,812 in 1998 and $2,085
      in 1997                                              46,149       46,320
   Inventories:
       Raw materials                                       16,168       15,401
       Work-in-process                                     14,534       13,976
       Finished goods                                      25,178       24,823
                                                         --------     --------
       Total inventories                                   55,880       54,200

   Prepaid expenses and other current assets                2,435        3,026
                                                         --------     --------
       Total current assets                               120,990      118,418

   Property, plant and equipment, at cost:
       Land                                                 2,966        2,820
       Buildings and leasehold improvements                36,700       34,172
       Machinery and equipment                            110,792       99,083
                                                         --------     --------
                                                          150,458      136,075
       Less accumulated depreciation and
         amortization                                      42,077       36,915
                                                         --------     --------
       Property, plant and equipment - net                108,381       99,160

   Other assets                                            12,159       11,946
   Cost in excess of net assets of acquired
    businesses, net of accumulated amortization of
    $9,483 in 1998 and $7,600 in 1997                      81,506       82,915
                                                         --------     --------
                                                         $323,036      312,439
                                                         ========      =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Short-term borrowings                                 $ 6,776        1,819
    Current installments of long-term debt                    612          620
    Accounts and notes payable - trade and
       other liabilities                                   30,179       28,236
    Income taxes payable                                    1,884            -
                                                          -------      -------
       Total current liabilities                           39,451       30,675

   Long-term debt
                                                          186,079      185,780
   Other long-term liabilities                              2,263        2,547
   Deferred income taxes                                   14,505       15,935
                                                          -------      -------
       Total liabilities                                  242,298      234,937

   Stockholders' equity:
    Preferred stock                                             -            -
    Common stock                                              147          147
    Paid-in capital                                        30,084       30,059
    Retained earnings                                      63,904       62,067
    Accumulated other comprehensive income                (11,048)     (13,273)
    Treasury stock, at cost                                (2,349)      (1,498)
                                                         --------     --------
       Total stockholders' equity                          80,738       77,502
   Commitments and contingencies                                -            -
                                                         --------     --------
                                                         $323,036      312,439
                                                         ========      =======

    See accompanying notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                    UNAUDITED

                                    Nine Months Ended      Three Months Ended
                                       September 30,           September 30,
                                       1998     1997           1998     1997
                                       ----     ----           ----     ----

Net sales                            $195,084   148,350        59,801    45,552
Cost of goods sold                    159,174   122,040        50,761    37,428
                                     --------  --------      --------  --------


   Gross profit                        35,910    26,310         9,040     8,124
Selling & administration expense       18,758    11,688         5,676     3,634
                                     --------  --------      --------  --------


   Operating profit                   17,152     14,622         3,364     4,490
Interest expense                      14,255      4,417         4,824     1,450
Other income (expense) - net             255         30           (90)     (129)
                                     --------  --------      --------  --------


   Income (loss) before income taxes   3,152     10,235        (1,550)    2,911
Provision for income taxes             1,314      3,492          (489)      863
                                     --------  --------      --------  --------


   Net income (loss)                 $ 1,838      6,743        (1,061)    2,048
                                     ========  ========      ========  ========

Net income (loss) per share
   Basic                             $   0.13      0.47         (0.07)     0.14
                                     ========  ========      ========  ========
   Diluted                           $   0.13      0.46         (0.07)     0.14
                                     ========  ========      ========  ========


Weighted average shares outstanding
   Basic                               14,401    14,417        14,341    14,429
                                     ========  ========      ========  ========
   Diluted                             14,642    14,809        14,466    14,749
                                     ========  ========      ========  ========















     See accompanying notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED


                                                           Nine Months Ended
                                                              September 30,
                                                            1998      1997
                                                            ----      ----
Cash flows from operating activities:
Net income                                                $ 1,838    6,743
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                          7,202    4,719
     Provision for losses on accounts receivable              399      167
     Deferred income taxes                                 (2,105)     183
     Change in assets and liabilities:
        Accounts and notes receivable                        (387)  (3,264)
        Inventories                                        (1,470)  (3,777)
        Prepaid expenses and other current assets             301       43
        Accounts and notes payable -
          trade and other current liabilities               2,518   (2,318)
        Income taxes payable                                1,964      209
                                                         -------- --------

        Net cash provided by
          operating activities                             10,260    2,705
                                                         -------- --------

Cash flows from investing activities:
  Capital expenditures                                    (14,970)  (5,826)
  Other investing activities                                   68      997
                                                         -------- --------

     Net cash used in investing activities                (14,902)  (4,829)
                                                         -------- --------

Cash flows from financing activities:
  Borrowings under line of credit arrangements              7,725    3,180
  Payments under line of credit arrangements               (1,884)  (2,395)
  Borrowings under revolving credit facility                    -   80,140
  Payments under revolving credit facility                      -  (73,500)
  Stock (purchased) issued                                   (825)     113
  Other financing activities                                 (331)  (1,108)
                                                         -------- --------
     Net cash provided by financing activities              4,685    6,430
                                                         -------- --------
     Effects of exchange rate changes on cash               1,611    2,012

     Net increase in cash                                   1,654    6,318
Cash at beginning of year                                  14,872    2,117
                                                         -------- --------
Cash at end of period                                    $ 16,526    8,435
                                                         ======== ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest                                            $ 10,606    5,110
                                                         ======== ========
     Income taxes                                        $    584    4,619
                                                         ======== ========


     See accompanying notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

Note 1 -- Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1997. The December 31, 1997 amounts included in the financial statements are derived from December 31, 1997 audited financial statements and notes thereto.

Note 2 -- Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. Foreign currency translation adjustments for the nine months ended September 30, 1998 and 1997 were an increase of $2,225 and a decrease of $10,745, respectively, to comprehensive income. Foreign currency translation adjustments for the three months ended September 30, 1998 and 1997 were an increase of $3,609 and a decrease of $1,307, respective, to comprehensive income. No other comprehensive income items were recorded by the Company in 1998 or 1997. Comprehensive income for the nine months and three months ended September 30, 1998 was $4,063 and $2,548, respectively. Comprehensive income (loss) for the nine months and three months ended September 30, 1997 was ($4,002) and $741, respectively.

Note 3 -- Revolving Credit Facilities

     The Company has a revolving credit facility providing for borrowings in an aggregate principal amount up to $25,000 with interest at variable interest rates. The credit facility terminates and borrowings thereunder will be due December 1, 2002. No loans were outstanding at September 30, 1998. At September 30, 1998, the Company was not in compliance with certain financial covenants relating to the revolving credit facility. The lenders under the revolving credit facility have waived such noncompliance.

Note 4 -- Supplemental Consolidating Financial Information

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

             Notes to consolidated condensed financial statements.

Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and nonguarantor subsidiaries.



















































            Notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
       Note 4 - Supplemental Consolidating Condensed Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet Information
September 30, 1998

                                                 Guarantor    Non-Guarantor
                                                 Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                               --------------   ------------  ------------  -----------  ------------
Assets
Current Assets
  Cash                               $ 2,833              39        13,654            -        16,526
  Accounts and notes
    receivable, net                      195          21,522        24,432            -        46,149
  Inventories                              -          31,422        24,458            -        55,880
  Prepaid expenses and other
    current assets                     1,701             116           618            -         2,435
                                   ---------       ---------     ---------    ---------     ---------
    Total current assets               4,729          53,099        63,162            -       120,990

Property, plant and equipment,
  net                                    314          51,021        57,046            -       108,381
Other assets                           9,358           1,664         1,137            -        12,159
Cost in excess of net assets
  of acquired businesses, net             92          63,196        18,218            -        81,506
Intercompany investments             110,333               -             -     (110,333)            -
Intercompany advances                149,047          14,798             -     (163,845)            -
                                   ---------       ---------     ---------    ---------     ---------
                                    $273,873         183,778       139,563     (274,178)      323,036
                                   =========       =========     =========    =========     =========

Liabilities and Stockholders'
  Equity
Current Liabilities
  Short-term borrowings           $        -               -         6,776            -         6,776
  Current installments of
    long-term debt                         -               -           612            -           612
  Accounts and notes
    payable-trade and
    other liabilities                  6,994           9,908        13,277            -        30,179
  Income taxes payable                   995          (2,019)        2,908            -         1,884
                                   ---------       ---------     ---------    ---------     ---------
    Total current liabilities          7,989           7,889        23,573            -        39,451

Long-term debt                       175,000           6,000         5,079            -       186,079
Other long-term liabilities                -               -         2,263            -         2,263
Deferred income taxes                 (4,652)          7,354        11,803            -        14,505
Intercompany payables                 14,798         127,471        21,576     (163,845)            0
                                   ---------       ---------     ---------    ---------     ---------
    Total liabilities                193,135         148,714        64,294     (163,845)      242,298
                                   ---------       ---------     ---------    ---------     ---------

Stockholders' equity
  Preferred stock                          -               -             -            -             -
  Common stock                           147              49        31,778      (31,827)          147
  Paid-in capital                     30,084          15,714             -      (15,714)       30,084
  Retained earnings                   63,904          19,301        54,539      (73,840)       63,904
  Accumulated other
    comprehensive income             (11,048)              -       (11,048)      11,048       (11,048)
  Less-Treasury stock, at cost        (2,349)              -             -            -        (2,349)
                                   ---------       ---------     ---------    ---------     ---------
    Total stockholders' equity        80,738          35,064        75,269     (110,333)       80,738
                                   ---------       ---------     ---------    ---------     ---------
                                    $273,873         183,778       139,563     (274,178)      323,036
                                   =========       =========     =========    =========     =========


              Notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
       Note 4 - Supplemental Consolidating Condensed Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet Information
December 31, 1997

                                                 Guarantor    Non-Guarantor
                                                 Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                               --------------   ------------  ------------  -----------  ------------
Assets
Current Assets
  Cash                              $ 10,058             321         4,493            -        14,872
  Accounts and notes
    receivable, net                        -          20,870        25,450            -        46,320
  Inventories                              -          28,251        25,949            -        54,200
  Prepaid expenses and other
    current assets                     1,402             511         1,113            -         3,026
                                   ---------       ---------     ---------    ---------     ---------
    Total current assets              11,460          49,953        57,005            -       118,418

Property, plant and equipment, net       230          46,977        51,953            -        99,160
Other assets                           9,480           1,495           971            -        11,946
Cost in excess of net assets
  of acquired businesses, net              -          64,619        18,296            -        82,915
Intercompany investments             102,246               -             -     (102,246)            -
Intercompany advances                146,164          14,798             -     (160,962)            -
                                   ---------       ---------     ---------    ---------     ---------
                                    $269,580         177,842       128,225     (263,208)      312,439
                                   =========       =========     =========    =========     =========


Liabilities and Stockholders'
  Equity
Current Liabilities
  Short-term borrowings           $        -               -         1,819            -         1,819
  Current installments of
    long-term debt                         -               -           620            -           620
  Accounts and notes
    payable-trade and
    other liabilities                  3,600           8,529        16,107            -        28,236
  Income taxes payable                   567          (1,785)        1,218            -             0
                                   ---------       ---------     ---------    ---------     ---------
    Total current liabilities          4,167           6,744        19,764            -        30,675
                                   ---------       ---------     ---------    ---------     ---------

Long-term debt                       175,000           6,000         4,780            -       185,780
Other long-term liabilities                -               -         2,547            -         2,547
Deferred income taxes                 (1,887)          6,820        11,002            -        15,935
Intercompany payables                 14,798         123,577        22,587     (160,962)            -
                                   ---------       ---------     ---------    ---------     ---------
    Total liabilities                192,078         143,141        60,680     (160,962)      234,937
                                   ---------       ---------     ---------    ---------     ---------

Stockholders' equity
  Preferred stock                          -               -             -            -             -
  Common stock                           147              49        31,778      (31,827)          147
  Paid-in capital                     30,059          15,822             -      (15,822)       30,059
  Retained earnings                   62,067          18,830        49,040      (67,870)       62,067
 Accumulated other
   comprehensive income              (13,273)              -       (13,273)      13,273       (13,273)
  Less-Treasury stock, at cost        (1,498)              -             -            -        (1,498)
                                   ---------       ---------     ---------    ---------     ---------
    Total stockholders' equity        77,502          34,701        67,545     (102,246)       77,502
                                   ---------       ---------     ---------    ---------     ---------
                                    $269,580         177,842       128,225     (263,208)      312,439
                                   =========       =========     =========    =========     =========


            Notes to consolidated condensed financial statements.

                                WORLDTEX, INC.
     Note 4 - Supplemental Consolidating Condensed Financial Information
                            (Dollars in thousands)

Consolidating Statements of Income
Information
Nine Months Ended September 30, 1998            Guarantor    Non-Guarantor
                                                 Domestic        Foreign
                              Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                              --------------   ------------  ------------  -----------  ------------

Net sales                            $     -         113,057        94,515      (12,488)     195,084

Cost of goods sold                         -          95,757        75,905      (12,488)     159,174
                                     -------         -------        ------     --------      -------

  Gross profit                             -          17,300        18,610            -       35,910

Selling and administrative
  expense                              2,429           9,057         7,272            -       18,758
                                     -------         -------        ------      -------      -------

  Operating profit (loss)             (2,429)          8,243        11,338            -       17,152

Interest expense                      13,026             438           791            -       14,255
Intercompany interest expense
  (income)                            (6,969)          5,966         1,003            -            -
Intercompany administrative
  charges                             (2,171)          1,419           752            -            -
Other income (expense) - net             438              45          (228)           -          255
                                     -------         -------       -------      -------      -------

  Income (loss) before income
    taxes                             (5,877)            465         8,564            -        3,152

Provision for income taxes            (1,746)             (6)        3,066            -        1,314

Undistributed earnings of
  subsidiaries                         5,969               -             -       (5,969)           -
                                     -------         -------        ------     --------      -------

  Net income                         $ 1,838             471         5,498       (5,969)       1,838
                                     =======         =======        ======     ========      =======

Consolidating Statements of Income
Information
Nine Months Ended September 30, 1997            Guarantor    Non-Guarantor
                                                 Domestic        Foreign
                              Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                              --------------   ------------  ------------  -----------  ------------

Net sales                            $     -          52,948      105,980     (10,578)      148,350

Cost of goods sold                         -          47,346      85,272      (10,578)      122,040
                                     -------         -------       ------    --------       -------

  Gross profit                             -           5,602      20,708            -        26,310

Selling and administrative             1,876           2,508       7,304            -        11,688
                                     -------         -------       ------    --------       -------

  Operating profit (loss)             (1,876)          3,094       13,404           -        14,622

Interest expense                       3,575             158          684           -         4,417
Intercompany interest expense
  (income)                            (1,919)            618        1,301           -             -
Intercompany administrative
  charges                             (2,203)          1,452          751           -             -
Other income (expense) - net              89              49        (108)           -            30
                                     -------         -------       ------    --------       -------

  Income (loss) before income
    taxes                             (1,240)            915       10,560           -        10,235

Provision for income taxes              (199)            278        3,413           -         3,492

Undistributed earnings of              7,784               -           -       (7,784)            -
                                     -------         -------       ------    --------       -------

  Net income                         $ 6,743             637       7,147       (7,784)        6,743
                                     =======         =======       ======    ========       =======

              Notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
       Note 4 - Supplemental Consolidating Condensed Financial Information
                             (Dollars in thousands)

Consolidating Statements of Income
Information
Three Months Ended September 30, 1998           Guarantor    Non-Guarantor
                                                 Domestic        Foreign
                              Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                              --------------   ------------  ------------  -----------  ------------

Net sales                             $     -         36,553        28,231       (4,983)       59,801

Cost of goods sold                          -         32,587        23,157       (4,983)       50,761
                                      -------        -------        ------     --------       -------

  Gross profit                              -          3,966         5,074            -         9,040

Selling and administrative
  expense                                 671          2,831         2,174            -         5,676
                                      -------        -------        ------      -------       -------

  Operating profit (loss)                (671)         1,135         2,900            -         3,364

Interest expense                        4,433            146           245            -         4,824
Intercompany interest expense
  (income)                             (2,351)         2,052           299            -             -
Intercompany administrative
  charges                                (716)           465           251            -             -
Other income (expense) - net               70             16          (176)           -           (90)
                                      -------        -------       -------      -------      --------
  Income (loss) before income
    taxes                              (1,967)        (1,512)        1,929            -        (1,550)

Provision for income taxes               (545)          (651)          707            -          (489)

Undistributed earnings of
  subsidiaries                            361              -             -         (361)            -
                                      -------        -------       -------      -------      --------

  Net income (loss)                   $(1,061)          (861)        1,222        (361)        (1,061)
                                      ========      ========       ======     ========       ========

Consolidating Statements of Income
Information
Three Months Ended September 30, 1997           Guarantor    Non-Guarantor
                                                 Domestic        Foreign
                              Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                              --------------   ------------  ------------  -----------  ------------


Net sales                            $     -          17,796        31,848       (4,092)       45,552

Cost of goods sold                         -          16,023        25,497       (4,092)       37,428
                                     -------         -------        ------     --------       -------

  Gross profit                             -           1,773         6,351            -         8,124

Selling and administrative
  expense                                642             848         2,144            -         3,634
                                     -------         -------        ------      -------       -------

  Operating profit (loss)               (642)            925         4,207            -         4,490

Interest expense                       1,205              53           192            -         1,450
Intercompany interest expense
  (income)                              (606)            176           430            -             -
Intercompany administrative
  charges                               (428)            494           (66)           -             -
Other income (expense) - net              31              25          (185)           -          (129)
                                     -------         -------       -------      -------      --------

  Income (loss) before income
    taxes                               (782)            227         3,466            -         2,911

Provision for income taxes              (103)             41           925            -           863

Undistributed earnings of
  subsidiaries                         2,727               -             -       (2,727)            -
                                     -------         -------        ------     --------       -------

  Net income                         $ 2,048             186         2,541       (2,727)        2,048
                                     =======         =======        ======     ========       =======

            Notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
       Note 4 - Supplemental Consolidating Condensed Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
Information
Nine  Months Ended September 30, 1998

                                                 Guarantor    Non-Guarantor
                                                  Domestic      Foreign
                               Worldtex, Inc.   Subsidiaries  Subsidiaries   Elimination  Consolidated
                               --------------   ------------  -------------  -----------  ------------
Cash flows from operating
  activities:
Net income                            $ 1,838        471             5,498       (5,969)        1,838
Adjustments to reconcile net
 income to net
  Cash provided by operating
    activities:
    Undistributed earnings of
      subsidiaries                     (5,969)         -                 -        5,969             -
    Depreciation and amortization          23      4,066             3,113            -         7,202
    Provision for losses on
      accounts Receivables                  -        229               170            -           399
    Deferred income taxes              (2,764)       533               126            -        (2,105)
    Change in assets and
      liabilities net of effects
      of acquisitions:
       Accounts and notes receivable     (195)      (880)              688            -          (387)
       Inventories                          -     (3,172)            1,702            -        (1,470)
       Prepaid expenses and
         other current Assets            (576)       396               481            -           301
       Accounts and notes payable -
         Trade and other current
           liabilities                  3,394      1,378            (2,254)           -         2,518
       Income taxes payable               704       (234)            1,494            -         1,964
                                     --------    -------           -------     --------       -------
         Net cash provided by
          (used in) operating
          activities                   (3,545)     2,787            11,018            -        10,260
                                     --------    -------           -------     --------       -------

Cash flows from investing activities:
    Capital expenditures                 (107)    (6,795)           (8,068)           -       (14,970)
    Acquisitions, net of cash
      acquired                         (2,209)         -                 -        2,209             -
    Other investing activities            216       (169)              (88)         109            68
                                     --------    -------           -------     --------       -------
      Net cash used in
        investing activities           (2,100)    (6,964)           (8,156)       2,318       (14,902)
                                     --------    -------           -------     --------       -------

Cash flows from financing activities:
    Borrowings under line of
      credit arrangements                   -          -             7,725            -         7,725
    Payments under line of
      credit arrangements                   -          -            (1,884)           -        (1,884)
    Borrowings under
      revolving credit facility             -          -                 -            -             -
    Payments under revolving
      credit facility                       -          -                 -            -             -
    Borrowings under long-term loans        -          -                 -            -             -
    (Payments) under long-term loans        -          -                 -            -             -
    Stock issued or (reacquired), net    (825)         -                 -            -          (825)
    Advances - affiliated companies    (2,885)     3,895              (930)         (80)            -
    Other financing activities            (94)         -               526         (763)         (331)
                                     --------    -------           -------     --------       -------
      Net cash provided by
        (used in) financing
        activities                     (3,804)     3,895             5,437         (843)        4,685
                                     --------    -------           -------     --------       -------

Effects of exchange rate
  changes on cash                       2,224          -               862       (1,475)        1,611
                                     --------    -------           -------     --------       -------
      Net increase (decrease)
        in cash                        (7,225)      (282)            9,161            -         1,654

Cash at beginning of year              10,058        321             4,493            -        14,872
                                     --------    -------           -------     --------       -------
Cash at end of period                 $ 2,833         39            13,654            -        16,526
                                     ========    =======           =======     ========       =======

            Notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
       Note 4 - Supplemental Consolidating Condensed Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
Information
Nine  Months Ended September 30, 1997

                                                     Guarantor    Non-Guarantor
                                                      Domestic      Foreign
                                   Worldtex, Inc.   Subsidiaries  Subsidiaries  Elimination  Consolidated
                                   --------------   ------------  ------------  -----------  ------------

Cash flows from operating
  activities:
Net income                            $ 6,743            637         7,147       (7,784)        6,743
Adjustments to reconcile net
 income to net
  Cash provided by operating
    activities:
    Undistributed earnings of
      subsidiaries                     (7,784)             -             -        7,784             -
    Depreciation and amortization          27          1,748         2,944            -         4,719
    Provision for losses on
      accounts Receivable                   -             40           127            -           167
    Deferred income taxes               1,659              3           303       (1,782)          183
    Change in assets and
      liabilities net of
      effects of acquisitions:
       Accounts and notes
         receivable                      (199)        (1,645)       (1,420)           -        (3,264)
       Inventories                          -         (1,756)       (2,021)           -        (3,777)
       Prepaid expenses and
         other current Assets            (117)           244           (84)           -            43
     Accounts and notes payable -
        Trade and other current
          liabilities                    (455)         1,027        (2,890)           -        (2,318)

     Income taxes payable                 335             39          (165)           -           209
                                      -------        -------      --------      -------        ------
       Net cash provided by
         (used in) operating
         activities                       209            337          3,941       (1,782)       2,705
                                      -------        -------      --------      -------        ------

Cash flows from investing activities:
  Capital expenditures                     (1)        (1,961)        (3,864)           -       (5,826)
  Acquisitions, net of cash
    acquired                           10,721              -              -      (10,721)           -
  Other investing activities               96            887             14            -          997
                                      -------        -------        -------      -------       ------
    Net cash used in investing
      activities                       10,816         (1,074)       (3,850)     (10,721)       (4,829)
                                      -------       --------       --------     --------       ------
Cash flows from financing activities:
  Borrowings under line of credit
    arrangements                            -              -         3,180            -         3,180
  Payments under line of credit
    arrangements                            -              -        (2,395)           -        (2,395)
  Borrowings under revolving
    credit facility                    80,140             -             -            -        80,140
  Payments under revolving
    credit facility                   (73,500)             -             -            -       (73,500)
  Borrowings under long term loans          -              -             -            -             -
  (Payments) under long term loans          -              -             -            -             -
  Stock issued or (reacquired), net       113              -             -            -           113
  Advances - affiliated companies      (5,349)           654         5,850       (1,155)            -
  Other financing activities           (1,871)             -           204          559        (1,108)
                                     --------        -------       -------      -------       -------
    Net cash provided by (used in)
      financing activities               (467)           654         6,839         (596)        6,430
                                     --------        -------       -------      --------       ------
Effects of exchange rate changes
  on cash                             (10,746)             -          (341)      13,099         2,012
                                     --------        -------      --------      -------        ------
    Net increase (decrease)
      in cash                            (188)           (83)        6,589            -         6,318
Cash at beginning of year                 428            174         1,515            -         2,117
                                      -------        -------       -------      -------        ------
Cash at end of period                 $   240             91         8,104            -         8,435
                                      =======        =======       =======      =======        ======

              Notes to consolidated condensed financial statements.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Sales for the nine months ended September 30, 1998 were $195.1 million and earnings were $1.8 million, compared with sales of $148.4 million and earnings of $6.7 million for the comparable period in 1997. Diluted income per share was $.13 for the 1998 nine month period compared with $.46 in 1997. Sales for the quarter ended September 30, 1998 were $59.8 million and net loss was $1.1 million, compared with sales of $45.6 million and net income of $2 million for the comparable 1997 period.

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                  Nine Months Ended       Three Months Ended
                                    September 30,            September 30,
                                 1998         1997         1998         1997
                                 ----         ----         ----         ----

Net sales                       100.0%       100.0%       100.0%       100.0%
                                ------       ------       ------       ------

Gross margin                     18.4%        17.7%        15.1%        17.8%

Selling and administration
  expense                          9.6%        7.9%         9.5%          8.0%
                                 ------      ------       ------        ------

  Operating profit                8.8%         9.8%        5.6%          9.8%

Interest expense                  7.3%         3.0%         8.1%         3.1%

Other income - net                 .1%          .1%        (.1%)        (.3%)
                                ------       ------      -------      -------

Income before income taxes        1.6%         6.9%       (2.6%)         6.4%
                                ======       ======      =======      =======

For the nine months ended September 30, 1998, sales increased by $46.7 million or 31.5% compared to the nine months ended September 30, 1997. For the quarter ended September 30, 1998, sales increased by $14.2 million or 31.3% compared with the 1997 quarter.

Sales from North American operations increased 81.6% and 74.1% for the nine months and the three months ended September 30, 1998 from the corresponding period in 1997. The sharp increase in sales was primarily due to the inclusion of the narrow elastic fabric subsidiaries acquired in the fourth quarter of 1997. Excluding the contribution of these new subsidiaries, North American sales for the nine months of 1998 were down 3.6% compared with the 1997 period, principally due to overall weak demand by ladies' hosiery customers.

Sales from French operations decreased 14.4% and 12.6% for the nine months and the three months ended September 30, 1998 from the corresponding period in 1997. The changing

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

exchange rate between the U.S. dollar and the French franc reduced the French subsidiary sales by approximately 3.9% for the nine months and increased sales by approximately 5.3% for the three months ended September 30, 1998 (assuming currency translation of 1998 sales at the rate applicable to 1997 results). European sales were also affected by continuing softness in the general textile market in Europe.

Sales in the Company's South American operation (including intercompany sales) increased 6.8% and 3.0% for the nine months and three months ended September 30, 1998 from the corresponding period in 1997. The reduced value of the Colombian peso lowered South American sales by approximately 20.9% and 19.8% for the nine months and three months ended September 30, 1998 (assuming currency translation of 1998 sales at the rate applicable to 1997 results). The volume increases in South America reflect the continuing efforts to expand production in the Company's lower cost operation.

Gross profit margins increased to 18.4% in the 1998 nine month period from 17.7% in 1997, primarily because the Company's newly acquired narrow elastic fabrics operations have traditionally produced higher margins than the Company's covered elastic yarn operations. Selling and administrative expenses increased as a percentage of net sales to 9.6% from 7.9% for the nine months ending September 30, 1998 compared with 1997, primarily because the fixed component of these expenses increased as a result of the recent acquisitions.

Interest expense for the nine months and three months ended September 30, 1998 increased from the corresponding periods in 1997 due to the $175 million principal amount of the 9 5/8% Senior Notes issued December 1, 1997 in connection with the acquisitions of the Company's narrow elastic fabric subsidiaries.

The Company had an effective income tax rate of 41.7% for the nine months ended September 30, 1998 compared to 34.1% for the same period in 1997. This increase resulted primarily due to the higher French corporate tax rate of 41.67% enacted in the fourth quarter of 1997 and a reduced state tax benefit for certain unconsolidated operating losses.


LIQUIDITY;  CAPITAL RESOURCES
-----------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

Cash totaled $16.5 million at September 30, 1998, representing a net increase of $1.6 million for the nine months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first nine months of 1998, $10.3 million was generated in operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first nine months of 1998, financing activities contributed $4.7 million, reflecting routine borrowings and repayments under

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

the Company's credit facilities. During the first nine months of 1998, $14.9 million was applied toward the purchase of additional equipment and other investing activities, including the upgrading of certain equipment. The Company anticipates that its capital expenditures during 1998 will approximate $17 million, primarily for the purchase of equipment.

EBITDA represents income before income taxes plus interest expense, depreciation and amortization and is provided as additional information relating to the Company's debt service capacity. EBITDA for the nine months and three months ended September 30, 1998 was $24.6 million and $5.7 million compared with $19.4 million and $5.9 million for the prior year periods. Depreciation and amortization for the nine and three months ended September 30, 1998 was $7.2 million and $2.4 million compared with $3.1 million and $1.6 million in the prior year periods.

Working capital was $81.5 million at September 30, 1998 and $87.7 million at December 31, 1997, reflecting a decrease of $6.2 million and current ratios of
3.1 and 3.9 respectively, at September 30, 1998 and December 31, 1997.

At September 30, 1998, the Company had outstanding $175 million principal amount of Senior Notes. No amounts were outstanding under the Company's Credit Facility, and $25 million was available to be borrowed thereunder. At September 30, 1998, the Company was not in compliance with certain financial covenants in its Credit Facility, which noncompliance has been waived by the lenders. In addition, Filix Lastex, S.A., Rubyco (1987), Inc., and Fibrexa, Ltda., had available approximately $16.1 million, $1.0 million, and $6.6 million, respectively, under various bank lines of credit and overdraft facilities. At September 30, 1998, Filix, Rubyco and Fibrexa had outstanding debt under these agreements of $0, $0.2 and $6.6 million, respectively. The most restrictive covenant of the Company's Credit Facility and Indenture limits short-term borrowings by the Company's subsidiaries to a total of $15 million.

Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.


YEAR 2000 COMPLIANCE
--------------------

Many existing computer programs use only the last two digits to define a year and do not take account of the change in century that will occur in the year 2000. If this problem is not corrected, computer applications could fail or create mistakes. As a result, Worldtex established a Year 2000 project team in 1998 and retained an independent consulting group to assist in assessing Year 2000 risks and to recommend necessary remedial action. The project scope includes both information technology and computer based embedded technology. The project team has focused its efforts on information systems software and hardware, manufacturing equipment and facilities, and third-party relationships.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company adopted a multi-step approach in conducting the Year 2000 project consisting of: (1) identification, (2) assessment and prioritizing, (3)
remediation (including upgrading and replacement) and testing, and (4) contingency planning. The identification step was completed in April, 1998. Step two was completed in August, 1998. The Company has begun a worldwide business system replacement project that uses programs primarily from one vendor. The new systems are expected to make approximately 80 percent of the Company's business computer systems Year 2000 compliant and are scheduled to be complete by year-end 1999. Remediation for other information systems and computer based embedded technology systems is 25 percent complete and is scheduled to be complete by year-end 1999. The Company has initiated formal communications with its significant suppliers, customers, and other business partners to determine the extent the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. Monitoring and testing of critical system interfaces will be performed as the Year 2000 approaches.

The estimated cost for the Year 2000 project, including worldwide business system replacement, is approximately $5 million to $7 million. The Company estimates that $3 million to $5 million will be capitalized as hardware and software purchases. The remaining cost will be expensed as incurred during the remediation period. The Company has not incurred significant costs as of September 30, 1998, and project implementation will commence in fourth quarter 1998.

The Company believes, although it cannot assure, that its internal systems and equipment will be Year 2000 compliant in a timely manner. In addition, the Company cannot predict whether systems of third parties will be Year 2000 compliant in a timely manner. The implementation of the Company's new business systems and completion of the Year 2000 project as scheduled will reduce the possibility of significant interruptions of normal operations. The Company believes its most reasonably likely worst case scenario is that disruption of its distribution system would occur, through product delays from suppliers or delayed orders from customers, which could result in the reduction or suspension of the Company's operations. The Company has not developed a specific Year 2000 contingency plan. Contingency plans will be addressed as additional information is available regarding the Company's remediation and testing steps and the status of third-party Year 2000 readiness.

                                 WORLDTEX, INC.
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit No.             Description

         11.1                    Computation of earnings per share

         27.1                    Financial Data Schedule (filed with EDGAR only)


   (b)   Reports on Form 8-K

         During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WORLDTEX, INC.
                                              (Registrant)



Date:  November 16, 1998                    By: /S/ RICHARD J. MACKEY
                                                ------------------------------
                                                Richard J. Mackey
                                                Chairman of the Board
                                                and Chief Financial Officer