Form 10-K
period 1998-12-31
WORLDTEX INC
filed 1999-03-30
CIK 892604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K
                             -----------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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

       915 Tate Boulevard, S.E., Suite 106, Hickory, North Carolina 28602
                    Address of principal executive offices)

                                  828-322-2242
                               (Telephone Number)

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

                                      None

                      (Cover sheet continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1999: 14,271,171 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $27,029,836. (For these purposes, a reported closing market price of $2.00 per share on March 5, 1999 has been used and "affiliates" have been arbitrarily determined to be all directors and executive officers, although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws.)

Documents incorporated by reference: definitive proxy statement for 1999 Annual Meeting of Stockholders (Part III).

                                    PART I


ITEM 1.     BUSINESS
-------     --------

            Worldtex, Inc. ("Worldtex" or the "Company") is a holding company engaged through its subsidiaries in the supply of elastomeric components to the textile and apparel industries and through one of its subsidiaries dates its operations to 1934. Worldtex is a Delaware corporation organized in July 1992 to acquire the covered yarn manufacturing operations of Willcox & Gibbs, Inc., a New York corporation that later changed its name to Rexel, Inc. ("W&G"). Prior to November 12, 1992, Worldtex was a wholly owned subsidiary of W&G. On that date, W&G declared a dividend of one share of Worldtex Common Stock for each share of W&G Common Stock outstanding on November 23, 1992; such Worldtex shares were distributed and started trading publicly on that date. The Company has two main product lines, covered elastic yarns and narrow elastic fabrics.

COVERED ELASTIC YARNS

            Worldtex's principal subsidiaries engaged in the supply of covered elastic yarns are (i) Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, (ii) Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, (iii) Filix Lastex, S.A. ("Filix"), based in Troyes, France, and (iv) Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia. W&G acquired Regal in 1983, acquired Rubyco in 1986 and acquired Filix in 1990, and transferred them to Worldtex in August 1992. Worldtex acquired Fibrexa as of April 1, 1995.

            The Company believes that it is one of the two largest independent suppliers of covered elastic yarn in the world (based on 1998 net sales of $178.7 million for this product line). Covered elastic yarns are used by the Company's customers to produce stretch fabrics for apparel that provide enhanced styling capabilities, better shape retention, and improved aesthetics, durability and comfort. The principal products that utilize covered elastic yarn produced by the Company are sheer and opaque pantyhose, men's, women's and children's socks, sweaters, swimwear, active and athletic wear and men's, women's and children's stretch apparel. During 1998, Worldtex yarns were used in the products of some of the world's best known brands and designers, including Giorgio Armani, Hugo Boss, Pierre Cardin, Liz Claiborne, Danskin, Dim, Christian Dior, Fogal, Fruit of the Loom, Givenchy, Jockey, Calvin Klein, Evan Picone, Polo, Round the Clock, Nina Ricci, Ellen Tracy and others. The Company, which was one of the first independent producers of covered elastic yarn, currently operates 11 manufacturing and distribution facilities located in the United States, Canada, France and South America. The Company also has a 38% interest in a joint venture in Estonia, and is currently evaluating joint venture opportunities in China and India.

      PRODUCTS

            The covered elastic yarn manufactured by Worldtex is produced by wrapping material, principally nylon, polyester, cotton or other fibers, around spandex or latex rubber. The core of spandex or rubber provides stretch capability and durability, while the wrapped fiber provides dyeability and results in more comfort to the touch. Advanced manufacturing equipment permits production of ultrafine covered elastic yarns that result in fabrics comparable in appearance to natural fibers, but with superior flexibility, shape retention and durability.

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

      SALES AND DISTRIBUTION

            The Company's manufacturing and distribution centers are strategically located to serve the Company's principal markets. The Company's operations in the United States and Canada serve customers throughout North America, its operations in France and joint venture in Estonia serve Europe and its operations in Bogota, Colombia serve South America and also provide lower-cost products for the Company's other markets

            As of December 31, 1998, the Company maintained a marketing staff located in Hickory, North Carolina, Troyes, France, Montreal, Canada, and Bogota, Colombia. Each sales employee has a designated territory. In addition, certain sales personnel are specialists in designated applications for covered yarn, such as circular knitting or woven fabrics. The sales staff is compensated by salary and sales incentive bonus. The Company also has a network of independent sales agents compensated on a commission basis.

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

      CUSTOMERS

            In 1998, the Company provided covered elastic yarns to over 1,800 customers, and no single covered elastic yarn customer accounted for more than 10% of 1998 sales of covered elastic yarns. The Company's ten largest covered elastic yarn customers in 1998 accounted for approximately 22% of 1998 sales of covered elastic yarns, which totaled $178.7 million.

            The Company's customers are principally producers of fabric sold for use in apparel products. In 1998, the Company's principal customers included Jockey International, Ithaca Industries, Doris Hosiery, Nalpac, and Iril, S.A.

During 1998, Worldtex yarns were used in the products of some of the world's best known brands and designers, including Giorgio Armani, Hugo Boss, Pierre Cardin, Liz Claiborne, Danskin, Dim, Christian Dior, Fogal, Fruit of the Loom, Givenchy, Jockey, Calvin Klein, Evan Picone, Polo, Round the Clock, Nina Ricci and Ellen Tracy.

      MANUFACTURING

            Covered elastic yarns are produced by wrapping strands of conventional fabric materials around elastic materials such as spandex or latex rubber. In the manufacturing process, a "cover component" such as nylon, polyester, cotton, or other fiber is fed through high-speed spindles where it is wrapped or twisted around a "core component" of spandex or latex rubber. Strands of elastic may be single or double covered, depending on the desired end-use application. After wrapping, the yarn, which is white in color and otherwise unfinished, is then wound on a "take-up package" which is adaptable to the customer's machinery and equipment for further processing.

            Worldtex's research and development activities are directed toward improvements in existing products and manufacturing processes and toward development of new uses for its products. During 1998, Worldtex's expenditures for these purposes totaled less than 1% of its sales.

      RAW MATERIALS

            In 1998, approximately 65% of the Company's production costs for covered elastic yarns were attributable to raw materials. The principal raw materials utilized by the Company are spandex, nylon and rubber. Spandex is principally supplied by DuPont, Globe and Bayer, and Globe is also a principal supplier of rubber. The major suppliers of nylon to the Company in 1998 were DuPont, BASF, Nilit, Nylstar and Radaci. In 1998 Worldtex purchased a substantial portion of its nylon and spandex from a single source, DuPont. In recent years, DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements.

      COMPETITION

            While Worldtex believes that it is one of the largest suppliers of covered elastic yarn in the world, several companies actively compete with Worldtex, at least one of which, Unifi, Inc., has greater assets and financial resources than Worldtex. Most of Worldtex's major customers do not buy exclusively from Worldtex. Competition is based primarily on product quality, customer service and price.

      EMPLOYEES

            As of December 31, 1998, Worldtex had a total of approximately 1,250 employees engaged in its covered elastic yarn operations. Of these, approximately 450 were employed in the United States by Regal, approximately 150 were employed in Canada by Rubyco, approximately 300 were employed in France by Filix and approximately 350 were employed in Colombia by Fibrexa. A substantial amount of the covered elastic yarn sold by Filix is produced by subcontractors, whose employees are not included in the foregoing totals. Employees of Regal and Fibrexa are not covered by collective bargaining agreements, and certain employees of Filix and Rubyco are covered by such agreements. Worldtex has experienced no significant labor problems during recent years in its covered elastic yarn operations and considers its employee relations to be good.

NARROW ELASTIC FABRICS

            Worldtex's subsidiary engaged in the manufacture of narrow elastic fabrics is Elastic Corporation of America, Inc. ("ECA"). The Company acquired ECA, based in Columbiana, Alabama, in December 1997. The Company's subsidiary Elastex, Inc. ("Elastex") acquired certain narrow elastic fabrics operations, based in Asheboro, North Carolina, from Texfi Industries, Inc. in October 1997. Elastex was merged into ECA effective December 31, 1998, and references to ECA herein shall mean the combined operations of ECA and Elastex unless the context indicates otherwise. In addition, on December 30, 1998, ECA acquired the Lexington, South Carolina, narrow elastic manufacturing facility of Fruit of the Loom. ECA has entered into a long-term agreement to supply narrow elastic fabrics to Fruit of the Loom.

            The Company believes that it is the largest manufacturer of woven and knitted narrow elastic fabrics in the world (based on 1998 net sales of $79.8 million for this product line). During 1998, ECA's narrow elastic fabrics were used in apparel produced by Bassett Walker, Fruit of the Loom, Tommy
Hilfiger, Jockey, Michael Jordan Sports, Donna Karan, Calvin Klein, Ralph Lauren, Russell Corporation, Sara Lee (Hanes products), Vanity Fair, Warnaco (Warner, Olga and Speedo brands) and others. ECA operates a total of six manufacturing facilities, which are located in Alabama, North Carolina, South Carolina and Virginia.

      PRODUCTS

            Narrow elastic fabrics are elasticized fabric bands, typically under six inches in width, that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facings and edgings in women's intimate apparel and elastic bands in women's hosiery. In addition, ECA manufactures gauze and elastic wrap products for the medical industry and specialized elastic fabric used by the automotive industry.

            ECA manufactures a full range of narrow elastic fabric products, from specialty designs to commodity items. These varied product offerings, together with sophisticated weaving and dyeing capabilities, enable the Company to provide bundled and customized products to its customers.

            In addition to a traditional line of woven elastic inserts and commodity narrow elastic fabrics, ECA has enhanced its product line with several narrow elastic fabric product advancements. For example, ECA developed and patented Quikcord(R) which embeds a drawstring within an elastic waistband. This product offers cost savings to apparel manufacturers by avoiding the costly operation of threading the drawstring cord through the elastic. ECA's most advanced narrow fabrics products are waistbands with brand name logos and other designs woven into the elastics, principally used in designer label underwear. ECA believes that it currently has the largest number of logo looms in the United States.

      SALES AND DISTRIBUTION

            ECA sells its products to apparel manufacturers throughout the United States and to foreign manufacturers. Sales offices are based in Greensboro, North Carolina, Miami, Florida, San Francisco and Los Angeles, California, and New York, New York. There is no product specialization among the salesforce. The salesforce is compensated by salary and bonus incentive awards.

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

      CUSTOMERS

            In 1998, ECA served over 700 narrow elastic fabric customers. Three customers each individually accounted for more than 10% of 1998 sales of narrow elastic fabrics. The Company's ten largest narrow elastic fabric customers in 1998 accounted for approximately 56% of 1998 sales of narrow elastic fabrics, which totaled $79.8 million.

            ECA's top customers in 1998 included apparel manufacturers such as Bassett Walker, Fruit of the Loom, Tommy Hilfiger, Jockey, Michael Jordan Sports, Donna Karan, Calvin Klein, Ralph Lauren, Russell Corporation, Sara Lee (Hanes products), Vanity Fair, Warnaco (Warner, Olga and Speedo brands) and others. The principal customer in 1998 for ECA's medical product was Johnson & Johnson and for its automotive products was Crotty Corporation, a supplier to General Motors Corporation.

            In connection with the acquisition by ECA of Fruit of the Loom's narrow elastic manufacturing facility on December 30, 1998, ECA entered into a long-term supply agreement with Fruit of the Loom. The Company expects that Fruit of the Loom will be ECA's largest customer in 1999.

      MANUFACTURING

            Knit elastic fabrics are primarily used in underwear and sportswear applications. Most commodity knit elastic products are not "finished," and the elastic yarn in the fabric is often bare. In contrast, the elastic yarn used in woven elastic fabrics is covered by natural or synthetic yarns and the products are finished or dyed. ECA operates dye houses for such purposes.

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

            ECA also produces silicon-backed fabrics. Such fabrics are typically found in hosiery products, particularly in thigh-high stockings. To produce this product, silicon is applied to knit, lace and simulated lace uniformly on one side of the fabric and then dried to create a non-slip band. The band grips the thigh allowing the stocking to stay in place without garters. Utilizing special robotic equipment, the silicon-backed fabrics are banded to the specific size requirements of the customers before inspection and final packaging.

      RAW MATERIALS

            Raw materials comprised approximately 50% of ECA's 1998 costs of production. Key raw materials for ECA include synthetic fibers, such as nylon and polyester, spandex, rubber, cotton, chemical dyes and silicon. The Company buys its synthetic materials and spandex primarily from DuPont and Bayer. Its rubber supply originates in Malaysia and is obtained via various domestic importers. Chemical dyes and auxiliary dye ingredients are supplied by various prominent chemical companies, such as Crompton & Knowles and Ciba-Geigy, and silicon is primarily supplied by Dow Corning.

      COMPETITION

            ECA believes that it is the leader in many of the market categories in which it operates. There are approximately ten domestic competitors who manufacture narrow elastic fabrics for the apparel industry. Principal domestic competitors in narrow elastic fabrics include Clinton Mills and George C. Moore.

      EMPLOYEES

            As of December 31, 1998, Worldtex had a total of approximately 1,000 employees engaged in its narrow elastic fabrics operations. None of these employees are covered by collective bargaining agreements. Worldtex has experienced no significant labor problems in its narrow elastic fabrics operations and considers its employee relations to be good.

ITEM 2.     PROPERTIES
-------     ----------

            Worldtex maintains its headquarters in Hickory, North Carolina, in leased office space.

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


    LOCATION        SQUARE FEET   OWNED/LEASED         USE
----------------- -------------- ------------ -------------------------
UNITED STATES:
  Hickory, NC         82,000      Owned       Manufacturing Plant and
                                              Headquarters of Regal
  Hickory, NC        144,000      Owned       Manufacturing Plant - Regal
  Hickory, NC         69,000      Owned       Manufacturing Plant - Regal
  Hickory, NC         18,000     Leased       Distribution Center - Regal
  Hickory, NC         80,000     Leased       Distribution Center - Regal

CANADA:
  Montreal, Quebec    85,000     Leased       Manufacturing Plant and
                                              Headquarters of Rubyco
FRANCE:
  Troyes              69,000      Owned       Distribution Center and
                                              Headquarters of Filix
  Athis              139,000      Owned       Manufacturing Plant - Filix
  Conde              202,000      Owned       Manufacturing Plant - Filix
  Le Grand Serre      92,000      Owned       Manufacturing Plant - Filix

COLOMBIA:
  Bogota             239,000     Leased       Manufacturing Plant and
                                              Headquarters of Fibrexa

SUBTOTAL           1,219,000



      NARROW ELASTIC FABRICS

            ECA operates a total of six manufacturing plants, all of which are owned. In addition, a rented sales office is maintained in New York City. The manufacturing plants are listed below.


    LOCATION        SQUARE FEET   OWNED/LEASED         USE
----------------- -------------- ------------ -------------------------
UNITED STATES:
  Columbiana, AL      235,000       Owned     Manufacturing Plant
  Columbiana, AL      115,000       Owned     Manufacturing Plant
  Asheboro, NC        115,000       Owned     Manufacturing Plant
  Hemingway, SC        65,000       Owned     Manufacturing Plant
  Lexington, SC       114,000       Owned     Manufacturing Plant
  Woolwine, VA         77,000       Owned     Manufacturing Plant

SUBTOTAL              721,000

GRAND TOTAL         1,940,000


ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

            There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            During the last quarter of the Company's 1998 fiscal year no matters were submitted to a vote of the Company's security holders.

                                   PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     MATTERS
            -------------------------------------------------------------

            The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange for each quarter since December 31, 1996.

                            High         Low
                            ----         ---
1997:
    1st Quarter          $  10.75        6.13
    2nd Quarter              8.38        6.50
    3rd Quarter              9.00        6.25
    4th Quarter              8.75        7.13

1998:
    1st Quarter              8.06        6.94
    2nd Quarter              8.13        5.44
    3rd Quarter              6.25        4.25
    4th Quarter              4.81        3.50

1999:
    1st Quarter
    (through March 5)        4.19        1.50


            At March 5, 1999 there were approximately 956 holders of record of Common Stock.

            The Company has not paid any dividends since its Common Stock was distributed in the Distribution. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company. The Company's Revolving Credit Agreement and the Indenture for the Company's 9 5/8% Senior Notes restrict the payment of dividends by the Company. Under the most restrictive of these debt agreements, no amounts were available for the payment of dividends and other distributions as of December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity; Capital Resources."

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

            WORLDTEX, INC. AND SUBSIDIARIES
            -------------------------------

            The following table sets forth certain financial data of Worldtex for the five fiscal years ended December 31, 1998, which has been derived from

Worldtex's audited financial statements for such years. This data should be read in conjunction with the Consolidated Financial Statements of Worldtex and the Notes thereto appearing elsewhere herein. Results are not directly comparable due to the acquisition of ECA as of December 1, 1997, Elastex as of October 3, 1997 and Fibrexa as of April 1, 1995. See Management's Discussion and Analysis,
Item 7. Historical financial information may not be indicative of Worldtex's future performance. Diluted earnings per share are calculated based upon the weighted average number of common shares outstanding and dilutive common equivalent shares during such year.

                                             YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------
                                   1998      1997      1996       1995      1994
                                   ----      ----      ----       ----      ----
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales                        $258,537   203,256   207,829   187,981    164,654

Income (loss) before income
taxes                              (6,392)   11,869    17,361    10,231      8,868

Provision (benefit) for income
taxes                                (494)    5,377     6,415     4,979      3,058

Income (loss) before
 extraordinary item                (5,898)    6,492    10,946     5,252      5,810

Diluted income (loss) before
 extraordinary item per share        (.41)      .44       .75       .36        .40

Total assets                      324,120   312,439   206,032   196,065    166,405

Long-term debt                    198,246   185,780    67,754    68,947     61,085

Cash dividends per common share         -         -         -         -          -


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------     CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

            The Company believes that it is one of the largest suppliers of elastomeric components to the textile industry in the world (based on 1998 net sales). The Company has two main product lines, covered elastic yarns and narrow elastic fabrics. Covered elastic yarns manufactured by the Company are principally used in the production of sheer and opaque pantyhose, men's, women's and children's socks, sweaters, swimwear, active and athletic wear and men's, women's and children's stretch apparel. Narrow elastic fabrics are elasticized fabric bands, typically under six inches in width, that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facings and edgings in women's intimate apparel and elastic bands in women's hosiery.

            The Company's covered elastic yarn business operates around the world through its subsidiaries Regal, based in Hickory, North Carolina, Rubyco, based in Montreal, Canada, Filix, based in Troyes, France, and Fibrexa, based in Bogota, Colombia. The Company also has a 38% interest in a joint venture in Estonia.

            The Company's narrow elastic fabrics business is conducted through ECA, acquired on December 1, 1997 based in Columbiana, Alabama. In addition, the Company acquired through Elastex certain narrow elastic fabrics operations based in Asheboro, North Carolina, in October 1997. Elastex was merged into ECA effective December 31, 1998. In addition, on December 30, 1998, ECA acquired the Lexington, South Carolina, narrow elastic manufacturing facility of Fruit of the Loom.

            Worldtex is a holding company, the principal assets of which are the stock of its subsidiaries. All of the operations of Worldtex are conducted through its direct and indirect wholly-owned subsidiaries. Accordingly, Worldtex's ability to service its indebtedness and meet its other obligations is dependent upon earnings and cash flow of its subsidiaries and the payment of funds by those subsidiaries to Worldtex in the form of loans, dividends or otherwise. In addition, the ability of Worldtex's subsidiaries to pay dividends, repay intercompany liabilities or make other advances to Worldtex is subject to restrictions imposed by corporate law and certain United States, state and foreign tax considerations.

            A substantial portion of the Company's sales and operating profits have historically been derived from international operations and export sales, which are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations. In addition, foreign operations include risks of partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; significant taxation policies; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries. Moreover, changes in the value of the currencies of the foreign countries in which the Company does business could have a material adverse impact on the Company's business, financial condition and results of operations.

            The textile and retail apparel industries are highly cyclical and are characterized by rapid shifts in fashion and consumer demand, as well as competitive pressures and price and demand volatility. The demand for the Company's products is principally dependent upon the level of demand for retail apparel. The demand for retail apparel is in turn dependent on consumer spending, which may be adversely affected by an economic downturn, changing retailer and consumer demands, a decline in consumer confidence or spending, and other factors beyond the Company's control. In recent years, sales of sheer pantyhose have declined. Although pantyhose manufacturers have historically accounted for a significant portion of the Company's sales of covered elastic yarn, the Company's business strategy includes the continued development of new-end use applications for covered elastic yarn and the diversification of its product lines with the recent narrow elastics acquisitions.

            Spandex and nylon are the principal raw materials used in the Company's manufacturing process. In 1998 Worldtex purchased a significant portion of its nylon and spandex from a single source, DuPont. In recent years, DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements.

            The textile and apparel industries are highly competitive. The apparel markets are served by a variety of producers, many of which are located in rapidly growing, low-wage countries and use textiles produced in those regions. Many of these textile producers have substantially greater financial and other resources and lower cost of funds than the Company. Unifi, Inc. and Worldtex are the two largest suppliers of covered elastic yarns in the United States. Unifi, Inc. has substantially greater financial resources than the Company and is less leveraged.

RESULTS OF OPERATIONS
---------------------

            The following table sets forth the relationship of percentages which certain income and expense items have to net sales:

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
Net Sales.....................................       100%       100%      100%
Gross profit..................................      16.4%      17.7%     18.8%
Selling and administrative expense............       9.9        7.7       7.5
Goodwill amortization.........................       1.8        0.5       0.5
Operating profit..............................       4.7        9.5      10.8
Interest expense..............................       7.3        3.5       2.8
Other income (expense)--net....................      0.1       (0.2)      0.4
                                                    ------     -----     -----
Income (loss) before income taxes.............      (2.5)%      5.8%      8.4%
                                                    ======     =====     =====



1998 VS. 1997
-------------

            Sales for the twelve months ended December 31, 1998 were $258.5 million and net loss was $5.9 million, compared with sales of $203.2 million and income before extraordinary item of $6.5 million for the comparable period in 1997. Diluted net loss per share was $.41 for 1998 compared with diluted income per share before extraordinary item of $.44 in 1997. Results for 1998 reflects the Company's acquisitions of ECA and Elastex in the last quarter of 1997.

            Worldtex's covered elastic yarn sales in 1998 of $178.7 million decreased $15.7 million, or 8.1%, when compared with 1997, primarily because of continuing softness in the European general textile market, higher apparel imports and overall weak demand by ladies' hosiery customers. Of the decrease, the stronger U.S. dollar versus foreign currency denominated sales decreased covered elastic yarn sales by approximately $5.7 million (assuming currency translation of 1998 sales at the rate applicable to 1997 results). During the fourth quarter, the Company recorded charges of $7.8 million, which included a $4.4 million restructuring provision for discontinuing the Company's conventional covered yarn production in Montreal, Quebec, $1.9 million related primarily to asset provisions for underutilized equipment in the United States and $1.5 million related to the retirement of the Company's former chairman and chief financial officer. The Company's narrow elastic fabric sales in 1998 of $79.8 million increased $70.9 million when compared with 1997, due to the inclusion of narrow elastic fabric sales for the full year compared with 1997 sales from the dates of the ECA and Elastex acquisitions in the fourth quarter. Narrow elastic fabric sales originate in the U.S. with no foreign currency translation exposure. Results from the narrow elastic fabric operations did not meet expectations during 1998 due to customer inventory adjustments and softness relating to Asian economic issues.

            Worldtex's gross margin in 1998 decreased to 16.4% of net sales as compared to 17.7% for 1997. Gross profit margins decreased primarily due to one-time charges of $3.8 million related to the North American covered yarn restructuring that lowered gross margin from 17.8% of sales to 16.4% of sales. Selling and administrative expenses increased as a percentage of net sales to 9.9% in 1998 from 7.7% in 1997, primarily because the fixed component of these expenses increased as a result of the recent acquisitions and the $1.7 million administrative expense included in the one-time charges relating to the North American covered yarn restructuring and the retirement of the Company's former chairman. Goodwill amortization increased as a percentage of net sales to 4.7% in 1998 from 0.5% in 1997 due to the $2.3 million goodwill provision included in the one-time charges relating to the North American covered yarn restructuring.

            The increase in interest expense of $11.7 million was caused primarily by the $175.0 million Senior Notes issued December 1, 1997 in connection with the acquisitions of Elastex and ECA and refinancing of existing indebtedness.

1997 VS. 1996
-------------

            Sales for the twelve months ended December 31, 1997 were $203.3 million and net income before extraordinary item was $6.5 million, compared with sales of $207.8 million and net income of $10.9 million for the comparable period in 1996. Diluted income per share before extraordinary item was $.44 for 1997 compared with $.75 in 1996. Worldtex's covered elastic yarn sales in 1997 of $194.4 million decreased $13.5 million, or 6.5%, when compared with 1996. The decrease was primarily because of the stronger U.S. dollar versus foreign currency denominated sales which decreased covered elastic yarn sales by approximately $14.5 million (assuming currency translation of 1997 sales at the rate applicable to 1996 results). The Company's narrow elastic fabric operations were acquired in the fourth quarter of 1997 and had sales of $8.9 million from the acquisition dates. Narrow elastic fabric sales originate in the U.S. with no foreign currency translation exposure.

            Worldtex's gross margin in 1997 decreased to 17.7% of net sales as compared to 18.8% for 1996. Gross profit margins decreased primarily due to an unfavorable change in the Company's product mix. Gross profit margins also decreased because the Company's manufacturing costs were spread over lower sales. Selling and administrative expenses increased as a percentage of net sales to 7.7% in 1997 from 7.5% in 1996 primarily because the fixed component of these expenses was spread over a lower sales base.

            The increase in interest expense of $1.2 million was caused primarily by the $175.0 million Senior Notes issued December 1, 1997 in connection with the acquisitions of Elastex and ECA and the refinancing of existing indebtedness.

INCOME TAXES
------------

            Income  tax  provisions   for  Worldtex  have  been   calculated  in
accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for tax purposes and financial statement purposes and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change. In 1997, France increased the corporate tax rate from 36.67% to 41.67%, which resulted in a charge to increase the reserve for deferred income taxes of approximately $1.2 million and an additional charge of $.5 million in the fourth quarter to reflect the retroactive effect of the tax increase for all of 1997.

LIQUIDITY; CAPITAL RESOURCES
----------------------------

            The principal indicators of the Company's liquidity are cash flows from operating activities and cash flows from financing activities, which consisted primarily of borrowings under the Company's credit facilities.

            Worldtex generated $10.5 million from its operating activities in 1998, compared with using $1.5 million in 1997 and generating $15.0 million in 1996. The increase in net cash provided by operating activities in 1998 was caused primarily by the decrease in net income being more than offset by the increase in non-cash expenses for depreciation and amortization, other non-cash charges and improved working capital utilization.

            EBITDA represents operating profit (loss) plus depreciation, amortization and in the case of 1998, certain one-time charges and is provided as additional information relating to the Company's debt service capacity. While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. EBITDA for the years ended December 31, 1998, 1997 and 1996 was $30.9 million, $26.1 million and $28.8 million, respectively. Depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 was $16.6 million, $6.8 million and $6.3 million, respectively. Results for 1998 include one-time charges for depreciation and amortization of $5.6 million and approximately $1.5 million of additional depreciation to shorten asset lives on certain covered elastic yarn manufacturing equipment effective October 1, 1998. Asset lives for existing equipment have been shortened to approximately 10 to 14 years, on average, as compared to 14 to 20 years in the past. The Company's comprehensive review of the covered elastic yarn business with trends toward off-shore sourcing, the availability of new generations of equipment and the continuing process of evaluating future production needs dictated that shortening the lives assigned to the covered elastic yarn production equipment was prudent.

            During 1998, capital expenditures amounted to $19.8 million (excluding $12.8 million to purchase the narrow elastic fabrics operations of Fruit of the Loom on December 30, 1998). Capital expenditures were $7.7 million in 1997 and $13.8 million in 1996. The majority of such capital expenditures during the years 1996-1998 were primarily used to purchase additional manufacturing equipment in order to increase the Company's production capacity and to obtain productivity improvements. The Company currently expects that capital expenditures for 1999 will aggregate approximately $15.0 million, primarily for machinery and property improvements. In addition, the Company anticipates $5 to $7 million of the total will be spent for management information systems (see "Year 2000 Compliance" below).

            The Company purchased substantially all of the narrow elastic fabric assets of Fruit of the Loom for approximately $12.8 million in cash on December 30, 1998. Goodwill and other intangible assets of $4.8 million are being amortized over periods of 5 to 10 years.

            The Company's business strategy includes the pursuit of strategic acquisitions of other businesses. Any acquisition would be funded through cash on hand, the issuance of additional securities, the sale of other assets or the incurrence of additional indebtedness. The Company's ability to sell assets and incur indebtedness are restricted under the Indenture referred to below and the Company's revolving credit facilities.

            On December 1, 1997, the Company issued and sold $175.0 million principal amount of its 9 5/8% Senior Notes due 2007 (the "Notes") under an Indenture, dated as of December 1, 1997 (the "Indenture"). The net proceeds (before deduction of transaction expenses) of approximately $170.0 million, were used to pay the purchase price in the ECA acquisition, repay certain indebtedness and to pay transaction fees and expenses relating thereto. The Company used the balance of the net proceeds from the sale of the Notes for general corporate purposes. During 1998, the Company cancelled an interest rate swap agreement relating to debt refinanced by the notes and received a cancellation fee of $.3 million.

            The Company has a domestic revolving credit facility that provides for revolving credit borrowings in an aggregate principal amount of up to $25.0 million. The revolving credit facility terminates and all amounts borrowed thereunder will be due December 1, 2002. Loans under the revolving credit facility bear interest at rates based upon a base rate (the higher of the NationsBank, N.A. prime rate or the Federal Funds rate), certificates of deposit rates or Eurodollar rates, in each case plus an applicable margin. Loans under the revolving credit facility are guaranteed by all U.S. subsidiaries of the Company and are required to be secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the non-U.S.
subsidiaries.

            At December 31, 1998, the Company has total indebtedness of $206.1 million and $13.0 million was available for future borrowings under the domestic credit facility. In addition, at such date the Company's foreign subsidiaries had $24.3 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of December 31, 1998 were $7.3 million. The most restrictive covenant of the domestic revolving credit facility and Indenture limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

            The Company is highly leveraged. The Company's ability to make scheduled payments of principal of, or to pay the interest or applicable liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Company's credit facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Company's credit facilities in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

            The Company's high degree of leverage could have important consequences to the Company, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions,
(iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry, and (vi) placing the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, the Indenture and the Company's credit facilities contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. At December 31, 1998, Worldtex was not in compliance with financial covenants in its credit facility relating to the leverage ratio, interest coverage ratio, minimum tangible net worth and limitation on capital expenditures. The Company obtained a waiver as of December 31, 1998, and the credit facility was amended on March 29, 1999, to reset the financial covenants for 1999.

YEAR 2000 COMPLIANCE
--------------------

            Many existing computer programs in use around the world use only the last two digits to define a year rather than four digits and do not take account of the change in century that will occur in the year 2000. If this problem is not corrected, computer applications could fail or create mistakes. Worldtex established a Year 2000 project team in 1998 and retained an independent consulting group to provide assistance in assessing Year 2000 risks and to provide recommendations for remediation. The project scope includes both information technology and computer based embedded technology. The project team has focused its efforts on information systems software and hardware, manufacturing equipment and facilities, and third-party relationships.

            The Company adopted a multi-step approach in conducting the Year 2000 project consisting of: (1) identification, (2) assessment and prioritizing,
(3) remediation (including upgrading and replacement) and testing, and (4) contingency planning. The identification step was completed in April, 1998. Step two was completed in August, 1998. The Company has begun a worldwide business system replacement project that uses programs primarily from one vendor. The new systems are expected to make approximately 80 percent of the Company's business computer systems Year 2000 compliant and are scheduled to be complete during the third quarter of 1999. Remediation for other information systems and computer based embedded technology systems is 25 percent complete and is scheduled to be complete by December 31, 1999. The Company has initiated formal communications with its significant suppliers, customers, and other business partners to determine the extent the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. Monitoring and testing of critical system interfaces will be performed as the Year 2000 approaches.

            The estimated cost for the Year 2000 project, including worldwide business system replacement, is approximately $5 to $7 million. The Company estimates that $3 to $5 million will be capitalized as hardware and software purchases. The remaining cost will be expensed as incurred during the remediation period. The Company had incurred approximately $1.1 million in costs as of December 31, 1998, primarily for the purchase of software.

            The Company believes, although it cannot assure, that its internal systems and equipment will be Year 2000 compliant in a timely manner. In addition, the Company cannot predict whether systems of third parties will be Year 2000 compliant in a timely manner. The implementation of new business systems and completion of the Year 2000 project as scheduled will reduce the possibility of significant interruptions of normal operations. The Company believes its most likely worst case scenario is the disruption of the distribution system (product delays from suppliers and/or delayed orders from customers) which could result in the reduction or suspension of the Company's operations. The Company has not developed a specific Year 2000 contingency plan. Contingency plans will be addressed as additional information is available regarding the Company's remediation and testing steps and the status of third-party Year 2000 readiness.

EUROPEAN MONETARY UNION - EURO
------------------------------

            The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which are participating in the single European currency by adopting the Euro as their common currency on January 1, 1999, the date that the Euro trades on currency exchanges. The legal currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, wire transfers can be made in the Euro with payment for goods and services in either the Euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and eventually withdraw all legacy currencies. Currency rates during the transition period will no longer be computed from one legacy to another but instead will first be converted into the Euro. The Company is addressing the issues involved with the introduction of the Euro and the impact on its business, both strategically and operationally. Based on current information, the Company does not expect the Euro conversion to have a material adverse effect on the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS
--------------------------

            Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are other than historical facts are intended to be "forward-looking statements" within the meaning of federal securities laws. Words such as "expects", "believes", "anticipates", "projects", "estimates", "plan", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. Risks and uncertainties include, but are not limited to, the financial strength of the apparel industry, the level of consumer spending for apparel, changing consumer preferences, the competitive pricing environment within the hosiery market segment of the apparel industry, foreign currency translation, success of new product introductions, and other risk factors. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements, which reflect management's judgment only as of the date hereof. The Company does not intend to update publicly this information to reflect new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

            The Company in the normal course of business is exposed to the risk of loss from non-performance by its customers for amounts due the Company through the extension of credit. The Company controls credit risk exposure through credit approvals, credit limits, factoring certain selected receivables and monitoring procedures. The Company did not have any significant exposure to any individual customer as of December 31, 1998 that had not been adequately provided for through an allowance for bad debts.

            The Company's sales are predominantly denominated in the local currency of the subsidiary originating the sale. A significant decline in the value of currencies of the foreign countries in which the Company does business could have a material adverse impact on the Company's business, financial condition and results of operations. The Company had entered into derivative financial instruments related to foreign currency exchange rates at December 31, 1998 totaling $.4 million.

            The Company's primary source of funds other than cash from operations is borrowings under its domestic revolving credit and foreign lines of credit facilities which incur interest at variable rates at terms not to exceed six months, at which time the borrowings are reset to current market rates.

            The following table summarizes the Company's market risks associated with long-term debt. The table presents principal cash out-flows and related interest rates by year of maturity. Fair values used below were determined using quoted market rates or interest rates that are currently available to the Company on debt with similar terms and remaining maturities.

                         ANNUAL LONG-TERM DEBT MATURITIES
                              (DOLLARS IN THOUSANDS)
                                                                            FAIR
                   1999   2000   2001    2002    2003   THEREAFTER TOTAL    VALUE
                   ----   ----   ----    ----    ----   ---------- -----    -----

Fixed Rate         $312     555   640      888    871   175,985   179,251  160,055

Average interest
rate               7.00%   7.00% 7.00%    7.00%  7.00%     9.20%

Variable Rate      $213   1,307    -    12,000     -      6,000    19,520   19,520

Average interest
rate               6.30%   6.30%   -      7.04%    -       5.00%


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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

            The  following   financial   statements,   supplementary   financial
information and schedules are filed as part of this Report:

WORLDTEX, INC.

Independent Auditors' Reports

Financial Statements:

            Consolidated Statements of Operations,
                  Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Comprehensive Income (Loss)
                  Years Ended December 31, 1998, 1997 and 1996

            Consolidated Balance Sheets,
                  December 31, 1998 and 1997

            Consolidated Statements of Stockholders' Equity,
                  Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows,
                  Years Ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

Supplementary Financial Information

Financial Statement Schedule:

            Schedule II -     Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996

            All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                            INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------

The Board of Directors and Stockholders of
Worldtex, Inc.:

We have audited the accompanying consolidated balance sheet of Worldtex, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company as of and for the years ended December 31, 1997 and 1996 were audited by other auditors whose report, dated February 27, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Hickory, North Carolina
February 25, 1999 (March 29, 1999 as to the credit facility amendment described in Note 6)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Worldtex, Inc.:

We have audited the accompanying consolidated balance sheet of Worldtex, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Item 8 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldtex, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP


Atlanta, Georgia
February 27, 1998

                                   WORLDTEX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                    1998         1997        1996
                                                    ----         ----        ----

Net sales (Note 12)                              $ 258,537      203,256     207,829

Cost of goods sold (Notes 3 and 16)                216,267      167,272     168,754
                                                 ---------      -------     -------

    Gross profit                                    42,270       35,984      39,075

Selling and administrative expense (Notes 3
    and 16)                                         25,599       15,802      15,640

Goodwill amortization (Notes 3 and 16)               4,638          968         942
                                                 ---------      -------     -------

    Operating profit                                12,033       19,214      22,493

Interest expense (Note 3)                           18,765        7,043       5,826

Other income (expense) - net                           340         (302)        694
                                                 ---------      -------     -------

    Income (loss) before income taxes               (6,392)      11,869      17,361

Provision for income taxes (Note 11)                  (494)       5,377       6,415
                                                 ---------      -------     -------
    Income (loss) before extraordinary item         (5,898)       6,492      10,946

Extraordinary item, net (Note 6)                         -       (1,344)          -
                                                 ---------      -------     -------

    Net income (loss)                            $  (5,898)       5,148      10,946
                                                 =========      =======     =======

Basic net income (loss) per share (Note 3):
    Income (loss) before extraordinary item      $    (.41)         .45         .76
    Extraordinary item, net                              -         (.09)          -
                                                 ---------      -------     -------
    Net income (loss)                            $    (.41)         .36         .76
                                                 =========      =======     =======
Diluted net income (loss) per share (Note 3):
    Income (loss) before extraordinary item      $    (.41)         .44         .75
    Extraordinary item, net                              -         (.09)          -
                                                 ---------      -------     -------
Net income (loss)                                $    (.41)         .35         .75
                                                 =========      =======     =======
Weighted average shares outstanding (Note 3)
    Basic                                           14,368       14,420      14,463
                                                 =========      =======     =======
    Diluted                                         14,368       14,821      14,669
                                                 =========      =======     =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                    1998         1997        1996
                                                    ----         ----        ----

Net income (loss)                                $  (5,898)       5,148      10,946
                                                 ---------      -------     -------
Other comprehensive income (loss):

    Foreign currency translation adjustments
    (Note 3)                                         2,704      (12,937)     (4,153)
                                                 ---------      -------     -------

    Comprehensive income (loss)                  $  (3,194)      (7,789)      6,793
                                                 =========      =======     =======


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS
                                                             1998         1997
                                                             ----         ----
Current assets:
    Cash and cash equivalents                             $    6,715      14,872
    Accounts and notes receivable, less allowance for
       doubtful accounts of $2,041 in 1998 and $2,085 in
       1997 (Notes 4 and 6)                                   42,885      46,320
    Inventories (Notes 3 and 6)                               58,515      54,200
    Prepaid expenses and other current assets (Note 11)        3,982       3,026
                                                             -------     -------
       Total current assets                                  112,097     118,418

Property, plant and equipment - net (Note 3)                 113,652      99,160
Other assets (Notes 3 and 15)                                 12,850      11,946
Cost in excess of net assets of acquired businesses, net
    of accumulated amortization of $9,146 in 1998 and
    $7,600 in 1997 (Note 3)                                   85,521      82,915
                                                          ----------     -------
                                                          $  324,120     312,439
                                                          ==========     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings (Note 5)                        $    7,308       1,819
    Current installments of long-term debt (Note 6)              525         620
    Accounts payable-trade and other liabilities (Notes
    8 and 10)                                                 29,412      28,236
    Income taxes payable (Note 11)                             1,700           -
                                                          ----------     -------
       Total current liabilities                              38,945      30,675

Long-term debt (Note 6)                                      198,246     185,780
Other long-term liabilities                                      569       2,547
Deferred income taxes (Note 11)                               12,878      15,935
                                                          ----------     -------
       Total liabilities                                     250,638     234,937
                                                          ==========     =======
Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Notes 6, 7 and 8):
    Preferred stock                                                -           -
    Common stock (shares issued of 14,700,971 in 1998
       and 14,694,971 in 1997)                                   147         147
    Paid-in capital                                           30,084      30,059
    Retained earnings                                         56,169      62,067
    Accumulated other comprehensive loss:
       Cumulative foreign translation adjustment             (10,569)    (13,273)

    Less - Treasury stock, at cost (429,800 shares in
       1998 and 266,300 shares in 1997)                       (2,349)     (1,498)
                                                          ----------     -------
       Total stockholders' equity                             73,482      77,502
                                                          ----------     -------
                                                          $  324,120     312,439
                                                          ==========     =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 WORLDTEX, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                      CUMULATIVE
                                 COMMON                               FOREIGN
                                 STOCK   COMMON    PAID-IN  RETAINED  TRANSLATION TREASURY
                                 SHARES  STOCK     CAPITAL  EARNINGS  ADJUSTMENT  STOCK    TOTAL
                                 ------  -----     -------  --------  ----------  -----    -----

Balances at December 31, 1995    14,663  $   147   29,913   45,973    3,817       (911)    78,939

Net income                            -        -        -   10,946        -          -     10,946
Foreign currency translation
  adjustment                          -        -        -        -   (4,153)         -     (4,153)
Purchases of treasury stock           -        -        -        -        -       (587)      (587)
Options exercised                     7        -       33        -        -          -         33
                                 ------  -------   ------  ------   -------     ------     ------

Balances at December 31, 1996    14,670  $   147   29,946   56,919     (336)    (1,498)    85,178

Net income                            -        -        -    5,148        -          -      5,148
Foreign currency translation
  adjustment                          -        -        -        -  (12,937)         -    (12,937)
Options exercised                    25        -      113        -        -          -        113
                                 ------  -------   ------  ------   -------     ------     ------

Balances at December 31, 1997    14,695  $   147   30,059   62,067  (13,273)    (1,498)    77,502

Net loss                              -        -        -  (5,898)        -          -     (5,898)
Foreign currency translation
  adjustment                          -        -        -       -     2,704          -      2,704
Purchases of treasury stock           -        -        -       -         -       (851)      (851)
Options exercised                     6        -       25       -         -          -         25
                                 ------  -------   ------  ------   -------     ------     ------

Balances at December 31, 1998
(Notes 6, 7 and 8)               14,701  $   147   30,084  56,169   (10,569)    (2,349)    73,482
                                 ======  =======   ======  ======   =======     ======     ======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                              1998      1997     1996
                                              ----      ----     ----
Cash flows from operating activities:
  Net income (loss)                         $(5,898)    5,148    10,946
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
   Depreciation                              11,934     5,877     5,342
   Amortization                               4,638       968       942
   Provision for losses on accounts
    receivable                                  590       305       139
   Deferred income taxes                     (5,089)      720       825
  Change in assets and liabilities
  net of effects of acquisitions:
   Accounts and notes receivable              2,729    (1,064)   (2,788)
   Inventories                               (2,228)   (7,396)   (4,557)
   Prepaid expenses and other current
   assets                                     135      (248)      163
   Accounts payable -
       trade and other current liabilities    1,809    (4,313)    5,344
   Income taxes payable                       1,850    (1,494)   (1,324)
                                            -------   --------  --------
   Net cash provided by (used in)
   operating activities                      10,470    (1,497)   15,032
                                            -------   --------  -------
Cash flows from investing activities:
   Capital expenditures                     (19,871)   (7,706)  (13,785)
   Acquisitions, net of cash acquired       (12,810)  (85,382)        -
   Other investing activities                (2,830)   (8,190)   (1,149)
                                            -------   --------  --------
     Net cash used in investing activities  (35,511)  (101,278) (14,934)
                                            -------   --------  -------
Cash flows from financing activities:
   Borrowings under line of credit
     arrangements                             9,482     3,548    16,724
   Payments under line of credit
     arrangements                            (3,221)   (3,435)  (16,321)
   Borrowings under revolving credit
     facility                                12,000   109,550   104,660
   Payments under revolving credit
     facility                                     -  (121,940) (104,940)
   Borrowings under long-term loans               -   175,000         -
   Payments under long-term loans                 -   (50,000)        -
   Stock issued or (reacquired), net           (825)      113      (554)
   Other financing activities                (1,141)    1,068       830
                                            -------   -------   -------
      Net cash provided by financing
      activities                             16,295   113,904       399
                                            -------   -------   -------
Effects of exchange rate changes on cash        589     1,626      (225)
                                            -------   -------   -------
      Net increase (decrease) in cash and
      cash equivalents                       (8,157)   12,755       272
Cash and cash equivalents at beginning of
 year                                        14,872     2,117     1,845
                                            -------   -------   -------
Cash and cash equivalents at end of year    $ 6,715    14,872     2,117
                                            =======   =======   =======
Supplemental disclosure of cash flow
information:
    Cash paid during the year for:
      Interest                              $19,667     7,374     5,784
                                            =======     =====    ======
      Income taxes                          $ 1,920     7,594     7,630
                                            =======     =====    ======


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1 - ORGANIZATION AND BUSINESS

Worldtex, Inc. ("Worldtex" or the "Company"), a Delaware corporation organized in July 1992, is a holding company engaged through its subsidiaries in the manufacture of covered elastic yarn, which is used to manufacture hosiery products and other apparel items; and narrow elastic fabrics that are used as components in the production of apparel products and elastic bands in women's hosiery. Worldtex's principal markets are in North America, South America and Europe.

Worldtex's principal subsidiaries are Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, Filix Lastex, S.A. ("Filix"), based in Troyes, France, and Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia. During 1997, Worldtex acquired Elastex, Inc. ("Elastex"), based in Asheboro, North Carolina, and Elastic Corporation of America, Inc. ("ECA"), based in Columbiana, Alabama as discussed in Note 14. Elastex was merged into ECA effective December 31, 1998. A reference to Worldtex includes its subsidiaries unless the context indicates otherwise.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements of Worldtex as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 include the accounts of Regal, Rubyco, Filix, Fibrexa, Elastex effective October 3, 1997 and ECA effective December 1, 1997. The Company also has a 38% interest in a joint venture in Estonia which is accounted for under the equity method. All significant intercompany balances and transactions for all periods are eliminated in the consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   CASH AND CASH EQUIVALENTS

At December 31, 1998 and 1997, cash included a demand deposit of $2,596 and $9,160, respectively, with a commercial bank earning daily money market investment yields. At December 31, 1998 and 1997, restricted cash on deposit of $2,247 and $2,123, respectively, is included in other assets as security for loans to Fibrexa in Colombia, South America.

(B)   INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

As of December 31, 1998 and 1997, the major classes of inventory are:


                     1998      1997
                     ----      ----
Raw Materials      $ 16,032    15,401
Work in Process      14,749    13,976
Finished Goods       27,734    24,823
                   --------    ------
                   $ 58,515    54,200
                   ========    ======


(C)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated primarily using the straight-line method over the following estimated useful lives of the related assets: machinery and equipment (6 to 14 years), structures (20 to 40 years), other equipment (5 to 10 years). Leasehold improvements are amortized over their respective lease terms or their estimated useful lives, if shorter. Repair and maintenance costs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized and depreciated.


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

As of December 31, 1998 and 1997, property, plant and equipment consists of:


                        1998     1997
                        ----     ----

Land                   $3,255    2,820
Buildings and
   leasehold
   improvements        39,246   34,172
Machinery and
   equipment           111,417  99,083
                     ---------  -------
                       153,918  136,075
Less accumulated
   depreciation
   and amortization    40,266   36,915
                     ---------  -------
                     $113,652   99,160
                     ========   =======

Effective October 1, 1998, the Company reduced its estimate of depreciable lives for certain manufacturing equipment from a range of 14 to 20 years to 10 to 14 years, on average. This change increased depreciation expense in 1998 by approximately $1.5 million, increased the net loss by approximately $1.0 million and increased the net loss per share by $.07.

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

(E)   FORWARD EXCHANGE CONTRACTS

The Company enters into forward exchange contracts as a hedge against accounts payable denominated in foreign currency. These contracts are used to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of its foreign business. Gains and losses on forward contracts, which are not material, are deferred and included in the measurement of the related foreign currency transactions. The impact of forward contracts on cash flows is reflected in the change in accounts and notes payable - trade. As of December 31, 1998 and 1997, $400 and $0, respectively, in contracts were outstanding.

(F)   INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for tax purposes and financial statement purposes and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to Worldtex, and the foreign currency translation adjustment shown on the consolidated statements of comprehensive income (loss) are not shown net of tax, since Worldtex intends that such earnings will continue to be invested in those countries. At December 31, 1998, the cumulative amount of foreign undistributed earnings amounted to approximately $51,218. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

(G)   FOREIGN CURRENCY

Assets and liabilities denominated in foreign currencies have been translated into U.S. Dollars at the period-end exchange rate. Revenues and expenses denominated in foreign currencies have been translated into U.S. Dollars at the

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

weighted average exchange rate. Translation gains and losses are accounted for in a separate component of stockholders' equity. The exchange gains and losses arising on transactions are charged to income as incurred.

(H)   NET INCOME PER SHARE

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share are based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the year. The reconciliation of income available to common stockholders and weighted average number of common shares for basic and dilutive per share amounts as required by Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE is as follows:

                    1998    1997    1996
                    ----    ----    ----
Diluted net
  income (loss)
  available to
  common
  stockholders    $(5,898)  5,148   10,946
                  -------  ------   ------
Basic weighted
  average common
  shares
  outstanding      14,368  14,420   14,463

Effect of
  dilutive
  options
  outstanding           -     401      206
                  -------  ------   ------
Diluted weighted
  average common
  and common
  equivalent
  shares
  outstanding      14,368  14,821   14,669
                  -------  ------   ------
Potentially
  dilutive shares
  not included
  because their
  effect was
  antidilutive      1,814      80      458
                  -------  ------   ------

(I)   REVENUE RECOGNITION

Revenue from sales is recognized when goods are shipped to the customer, at which point the risk of loss has passed to the customer. The Company provides allowances for bad debts and expected cash discounts based upon periodic evaluations of the aging of the accounts receivable and related claims experience.

(J)   INTEREST RATE SWAP AGREEMENT

The Company terminated an interest rate swap agreement in 1998. It was accounted for like a hedge of the underlying debt obligation and interest expense was recorded using the revised interest rate, with fees and other payments amortized as yield adjustments.

(K)   STOCK OPTIONS

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

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

(N)   NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, on January 1, 1998. Comprehensive income is defined as "all changes in stockholders' equity exclusive of transactions with owners". The Company's only transactions deemed to be items of other comprehensive income relate to foreign currency translation adjustments for its investments in consolidated foreign subsidiaries. Comprehensive income (loss) for 1998, 1997 and 1996 is presented in the accompanying consolidated statements of comprehensive income (loss).

Comprehensive income will also include gains and losses on certain derivative transactions that qualify as hedges, as computed under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting standards for derivatives that qualify as fair value hedges, cash flow hedges and hedges of foreign currency exposures of net investments in foreign operations. Management is evaluating the impact of the adoption of SFAS No. 133 on the Company's financial position and operations.

(O)   CAPITALIZATION OF INTEREST

The Company capitalizes interest expense associated with construction of certain assets. In 1998, interest of $379 was capitalized.

NOTE 4 - NOTES RECEIVABLE

Foreign subsidiaries have the U.S. dollar equivalent of $2,845 and $2,812 of non-interest bearing notes receivable as of December 31, 1998 and 1997, respectively, with maturities within four months of those dates.

NOTE 5 - SHORT-TERM BORROWINGS

Short-term debt consists of notes payable to banks and advances under bank lines of credit and overdraft facilities. The Company's foreign subsidiaries have available the U.S. dollar equivalent of $24,544 under various bank lines of credit and overdraft facilities providing for unsecured borrowings and letter of credit financing generally due in 90 to 180 days. At December 31, 1998 and 1997, $7,308 and $1,819, respectively, were outstanding under these agreements at average interest rates of 5.25% to 7.75% respectively.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6 - LONG-TERM DEBT


As of December 31, 1998 and 1997, long-term debt consists of:

                         1998       1997
                         ----       ----
9.625% Senior Notes
  due December 15,
  2007                 $175,000   175,000

Industrial revenue
  bonds due June 1,
  2014 with interest
  at variable rates
  (5.0% average rate
  as of December 31,
  1998)                   6,000     6,000

Revolving credit
  facilities due
  December 1, 2002
  with interest at
  variable rates
  (7.04% weighted
  average rate as of
  December 31, 1998)     12,000         -

Other indebtedness,
  primarily fixed
  rate debt, due at
  various dates
  through 2007           5,771      5,400
                       --------   -------
                       198,771    186,400
Less current
installments               525        620
                       --------   -------
                       $198,246   185,780
                       ========   =======


The aggregate annual maturities of long-term debt during each of the five years subsequent to December 31, 1998 are as follows:


 YEAR ENDING
 DECEMBER 31,     AMOUNT
 ------------     ------
    1999      $     525
    2000          1,862
    2001            640
    2002         12,888
    2003            871
 Thereafter     181,985
              ---------
              $ 198,771
              =========


The Company entered into an indenture dated December 1, 1997, under which a total of $175,000 of Senior Notes due December 15, 2007 were issued with interest at the annual rate of 9.625%. The notes are unconditionally guaranteed by each of the U.S. subsidiaries of the Company. The Company may redeem the notes on or after December 15, 2002, at redemption prices ranging from 104.813% in 2002 to 100% in 2005. Up to 35% of the aggregate principal amount of notes originally issued may be redeemed at a price of 109.625% with the net proceeds

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

of a public offering of common stock at any time on or before December 15, 2000. The indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, and assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. At December 31, 1998, Worldtex was in compliance with the various covenants. Upon the issuance of the notes the Company repaid certain existing indebtedness. An extraordinary charge of $1,344, net of a tax benefit of $693, was recorded for the early debt extinguishment. In addition, during 1998, the Company cancelled an interest rate swap agreement relating to indebtedness repaid by the issuance of the notes and received a settlement of $286.

Certain property and equipment collateralize the industrial revenue bonds, which are also secured by an annually renewable letter of credit.

The Company has a domestic credit facility that provides for revolving credit borrowings in an aggregate principal amount of up to $25,000. The domestic credit facility terminates and all amounts borrowed thereunder will be due December 1, 2002. Loans under the domestic credit facility bear interest at variable rates based upon a base rate (the higher of the prime rate or the Federal Funds rate),certificate of deposit rates or Eurodollar rates, in each case plus an applicable margin. Loans are guaranteed by all U.S. subsidiaries of the Company and are required to be secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the foreign subsidiaries. The domestic credit facility carries a commitment fee of .375% of the unused available borrowings. The domestic credit facility contains customary covenants and restrictions on the Company's ability to engage in certain activities. In addition, the domestic credit facility provides that the Company must meet certain financial covenants, including a minimum consolidated current ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the domestic credit facility restricts the payment of dividends. At December 31, 1998, Worldtex was not in compliance with financial covenants relating to the leverage ratio, interest coverage ratio, minimum tangible net worth and limitation on capital expenditures. The Company obtained a waiver of the covenant violations as of December 31, 1998, and the credit facility was amended on March 29, 1999, to reset the financial covenants for 1999.

Under the most restrictive of these debt agreements, no amounts were available for the payment of dividends and other distributions as of December 31, 1998.

NOTE 7 - STOCKHOLDERS' EQUITY

Worldtex is authorized to issue up to 40,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. As of December 31, 1998 and 1997, there were issued 14,700,971 and 14,694,971 and outstanding 14,271,171 and 14,428,671 shares of common stock, respectively, and no shares of preferred stock. Worldtex has a current authorization to repurchase up to 1,000,000 shares of its common stock although no amount was available for such repurchases at December 31, 1998, under restrictive covenants in Worldtex's debt agreements. Through December 1998, 429,800 shares had been purchased and are carried at cost as Treasury Stock.

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

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

In connection with Worldtex's formation in 1992, each shareholder received, in addition to one share of Worldtex common stock, one share purchase right for each outstanding share of the former parent's common stock. Each right entitles the registered holder to purchase from Worldtex a unit ("Unit") consisting of one one-hundredth of a share of preferred stock of Worldtex, at a price of $30 per Unit. The share purchase rights are not exercisable or transferable apart from Worldtex common stock until the earlier to occur of 1) the tenth day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Worldtex common stock (an "Acquiring Person"), or 2) the tenth business day following the commencement of a tender offer or exchange offer if, upon consummation thereof, any person or group would be an Acquiring Person. The share purchase rights will expire at the close of business on December 31, 2002, unless earlier redeemed or exchanged by Worldtex.

Under the terms of the Worldtex 1992 Stock Incentive Plan, as amended by the stockholders in May 1998, options to purchase up to 2,100,000 shares of common stock may be awarded to officers and employees. Options granted under the plan may be for such terms and exercised at such times as determined at the time of grant by the Compensation Committee of the Board of Directors. In addition, the Plan provides that each outside director will be granted a one-time option to purchase 10,000 shares of common stock of the Company. As of December 31, 1998, options for 37,600 shares had been exercised and 307,900 shares were reserved for future awards under the plan. The 1992 Stock Incentive Plan also includes provisions for the granting of stock appreciation rights, restricted stock, deferred stock, employee loans and tax offset payments. At December 31, 1998, no such grants had been issued, except for limited stock appreciation rights applicable if there is a change of control (as defined) of the Company.

The following table summarizes stock option activity during each of the last three years:

                                      WEIGHTED
                                      AVERAGE
                         NUMBER OF    EXERCISE
                          SHARES       PRICE
                         ---------    --------
Balances at
  December 31,
  1995                   1,077,000     $5.57
  Options Granted          255,000     $4.82
  Options Exercised          6,200     $5.43
  Options Cancelled         10,000     $4.19
                         ---------
Balances at
  December 31,
  1996                   1,315,800     $5.44
  Options Granted           80,000     $8.26
  Options Exercised         25,400     $4.43
  Options Cancelled          3,000     $6.44
                         ---------
Balances at
  December 31,
  1997                   1,367,400     $5.53
  Options Granted          444,100     $3.38
  Options Exercised          6,000     $4.19
  Options Cancelled          1,000     $6.75
                         ---------
Balances at
  December 31,
  1998                   1,804,500     $5.07
                         =========
Options Exercisable:
  December 31, 1996        737,400     $5.91
  December 31, 1997        891,680     $5.76
  December 31, 1998      1,040,940     $5.65
Weighted average
fair value of options
granted:
  December 31, 1996          $2.27
  December 31, 1997          $3.79
  December 31, 1998          $1.98


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Options outstanding at December 31, 1998:

                            WEIGHTED
                            AVERAGE       WEIGHTED
  RANGE OF                 REMAINING      AVERAGE
  EXERCISE       NUMBER   CONTRACTUAL     EXERCISE
   PRICES      OF SHARES     LIFE         PRICE
  --------     ---------  -----------     --------
$3.38 - $4.75  1,072,900     7.7 yrs      $ 3.98
$6.44 - $6.75    651,600     4.3 yrs      $ 6.48
$7.97 - $9.44     80,000     8.7 yrs      $ 8.26


Options exercisable at December 31, 1998:

                            WEIGHTED
                            AVERAGE       WEIGHTED
  RANGE OF                 REMAINING      AVERAGE
  EXERCISE       NUMBER   CONTRACTUAL     EXERCISE
   PRICES      OF SHARES     LIFE         PRICE
  --------     ---------  -----------     --------
$3.38 - $4.75  410,540       7.7 yrs      $ 3.98
$6.44 - $6.75  614,400       4.3 yrs      $ 6.48
$7.97 - $9.44   16,000       8.7 yrs      $ 8.26


The Company continues to apply Accounting Principles Board Opinion No. 25 and accordingly recognizes compensation expense to the extent the quoted market price of the stock exceeds the amount the employee is required to pay as of the date of grant of the option. Options generally vest ratably over five years and have a term of ten years.

Had compensation cost for the Company's stock option plan been determined consistent with Financial Accounting Standards Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) and net income
(loss) per share would be as follows:

                 1998    1997    1996
                 ----    ----    ----
Net income
  (loss) as
  reported      $(5,898) 5,148  10,946
Pro forma net
  income (loss)  (6,019) 5,046  10,872

Diluted net
  income (loss)
  per share as
  reported         (.41)   .35     .75
Pro forma net
  income (loss)
  per share        (.42)    .35     .75



The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0%; expected volatility of 36%, 33% and 27%; risk-free interest rates of 5.5% and expected lives of eight years.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 8 - EMPLOYEE BENEFIT PLANS

Effective June 1, 1996, the Company amended and merged the Regal profit-sharing, the Worldtex ESOP, and the Worldtex, Inc. 401(k) plans and renamed the combined plans The Worldtex, Inc. Profit Sharing and Retirement Savings Plan (the "Plan"). The purpose of the Plan is to provide for discretionary profit sharing contributions, elective deferrals pursuant to Internal Revenue Code Section 401
(k), and discretionary matching contributions for employees of the Company and its participating subsidiaries. All Company contributions vest at the rate of 20% after two years, 40% after three years, 60% after four years and 100% after five years.

Worldtex's United States employees participate in the Plan that provides eligible employees with an opportunity to purchase various investment funds including Company stock through payroll deductions. These employee contributions, subject to certain limitations, are matched by Worldtex. The Worldtex contribution was suspended indefinitely effective June 1, 1996. Effective January 11, 1998, Worldtex reinstituted its matching program at the rate of one-third of the employee contribution up to a maximum employee contribution of 6% of salary. Contributions to the Plan are invested by an independent trustee. Contributions to the Plan were $187, $0 and $50 in 1998, 1997 and 1996 respectively.

Employees of Regal participate in a non-contributory profit-sharing plan for all eligible employees, including officers. The plan provides for minimum employer contributions of the lesser of five percent of Regal's income before taxes plus a discretionary amount determined by the Regal Board of Directors or the maximum amount deductible for Federal income tax purposes. Contributions for the years ended December 31, 1998, 1997 and 1996 were $0, $89 and $60 respectively.

Employees of Rubyco participate in a Registered Retirement Savings plan. The plan provides for employee contributions of 4% of salary to a maximum of $2.3 per employee with corresponding contributions by Rubyco of 5% of salary to a maximum of $2.3 per employee. Contributions for the years ended December 31, 1998, 1997 and 1996 were $20, $23 and $27 respectively.

Filix is legally obligated to contribute to an employee profit-sharing plan whereby annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Contributions for the years ended December 31, 1998, 1997 and 1996 were $590, $720 and $902 respectively.

Under the terms of an industry-wide labor agreement, Filix employees participate in an unfunded plan which provides for a lump-sum payment at normal retirement age of up to four months salary depending on their number of years of service. Such amounts are payable only if the employee remains with Filix until retirement. The Company's accumulated benefit obligation for this plan was $212 and $185 at December 31, 1998 and 1997, respectively, with a projected benefit obligation of $228 and $199. The projected obligation at December 31, 1998 and 1997 was determined using an assumed discount rate of 7.25% and an assumed long-term rate of increase in compensation of 3%. The Company's net periodic pension cost for this plan was $22, $21 and $47 in 1998, 1997 and 1996 respectively.

Worldtex has an unfunded supplemental plan for a senior executive. The accrued liability at December 31, 1998 and 1997 was $2,365 and $1,487. The Company accrued $878, $200 and $522 in 1998, 1997 and 1996 respectively for benefits under this plan.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancelable operating leases, primarily for real property, as of December 31, 1998 are:


      1999     $   2,296
      2000         2,192
      2001         2,073
      2002         1,684
      2003           128
               ---------
      Total    $   8,373
               =========

Rental expense for cancelable and non-cancelable operating leases charged to operations for the years ended December 31, 1998, 1997 and 1996 was $2,100, $1,134 and $974 respectively.

In the normal course of business, Worldtex and its subsidiaries may sometimes be named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on Worldtex's operations, financial position or liquidity.

NOTE 10 - ACCOUNTS PAYABLE -TRADE AND OTHER LIABILITIES

Accounts payable - trade and other liabilities consist of the following as of December 31, 1998 and 1997:

                        1998     1997
                        ----     ----
Accounts and other
  payables - trade    $17,781  19,187
Salaries, wages and
  other compensation    4,306   3,612
Pensions, profit
  sharing and
  employee benefits     3,423   1,668
Taxes, other than
  income taxes          1,162   1,083
Interest                1,145   1,619
Other                   1,595   1,067
                      -------  ------
Total                 $29,412  28,236
                      =======  ======

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 11 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

             U.S.                U.S. STATE
           FEDERAL    FOREIGN     & LOCAL     TOTAL
           -----------------------------------------
1998
----
Current    $     0       3,892       (55)     3,837
Deferred    (3,954)       (266)     (111)    (4,331)
           -----------------------------------------
Total      $(3,954)      3,626      (166)      (494)
           =========================================
1997
----
Current    $  (310)      4,335       (55)     3,970
Deferred      (275)      1,794      (112)     1,407
           -----------------------------------------
Total      $  (585)      6,129      (167)     5,377
           =========================================
1996
----
Current    $    90       5,711        22      5,823
Deferred      (154)        758       (12)       592
           -----------------------------------------
Total      $   (64)      6,469        10      6,415
           =========================================


Income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 is comprised as follows:

              1998     1997     1996
              ----     ----     ----
U.S.        $(12,760) (2,244)    (365)
Foreign        6,368  14,113   17,726
            $ (6,392) 11,869   17,361


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A reconciliation for the years ended December 31, 1998, 1997 and 1996 between the amount computed using the U. S. Federal income tax rate and the effective rate of tax on book income is as follows:

                      1998   1997  1996
                      ----   ----  ----
Statutory U.S.       (34.0)%  34.0% 34.0%
 Federal income tax
 rate
Effect of increase
 in French tax rate
 on deferred taxes       -     9.7     -
Effect of higher
 foreign tax rates
 on current taxes     12.8     7.1     -
Effect of foreign
 inflation
 adjustments          (5.2)   (7.8)    -
Amortization of
 goodwill             16.1     2.2   1.9
Other, net             2.6      .1   1.1
                     -------  ----- -----
Effective rate of
 tax on book income
 (loss)               (7.7)%  45.3% 37.0%
                     =======  ===== =====

In October 1997, France increased the tax rate from 36.67% to 41.67%. The rate increase resulted in a $1,156 charge in 1997 to the income tax provision to increase the deferred tax liability as of January 1, 1997 to the higher enacted income tax rate.

                                WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                        1998       1997
                      -------------------
Deferred tax assets:
  Inventories         $    936      259
  Employee benefits      1,294      843
  Allowance for
  doubtful accounts        467      346
  Net operating loss
  carryforwards          7,153    2,561
                      -------------------
                         9,850    4,009
                      -------------------
Deferred tax
  liabilities:
  Property, plant and
  equipment            (17,932) (17,609)
  Goodwill
  amortization          (1,323)     (82)
  Imputed interest        (775)    (806)
  Other                   (280)    (362)
                      -------------------
                       (20,310) (18,859)
                      -------------------
Net deferred income
  taxes               $(10,460) (14,850)
                      ===================


Deferred taxes are classified in the accompanying Consolidated Balance Sheets captions as follows:

                        1998       1997
                      --------- ----------
Prepaid expenses and
  current assets      $  2,418      1,085
Deferred income taxes  (12,878)  (15,935)
                      --------- ----------
                      $(10,460)  (14,850)
                      ========= ==========


There was a $91 valuation allowance established in 1997 for deferred tax assets attributable to items which when realized will result in adjustments to goodwill. There was no valuation allowance for years ended December 31,

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1998 and 1996. At December 31, 1998, the Company had U.S. Federal and state net operating loss carryforwards aggregating $20,000 and $5,800, respectively, which expire at various dates through 2018.

NOTE 12 - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are conducted within two product lines, the manufacturing and sale of covered elastic yarns and of woven and knitted narrow elastic fabrics. As allowed by SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has aggregated these product lines for reporting purposes due to their similar economic characteristics, production processes, customers and distribution methods.
External sales by product line are as follows:

                   1998     1997     1996
                   ----     ----     ----
Covered elastic
  yarn           $178,768  194,386  207,829
Narrow elastic
  fabric           79,769    8,870        -
                 --------  -------  -------
                 $258,537  203,256  207,829
                 ========  =======  =======

External sales and net long-lived assets by geographic area are as follows:

                 1998       1997      1996
                 ----       ----      ----
United States
-------------
Net sales      $146,684    73,843   64,131
Net long-lived
  assets        138,791   122,803   43,660
Canada
------
Net sales        20,968    24,295   22,149
Net long-lived
  assets          1,570     6,025    7,819
France
------
Net sales        79,472    92,417  109,785
Net long-lived
  assets         53,096    49,673    6,400
Colombia
--------
Net sales        11,413    12,701   11,764
Net long-lived
  assets         18,566    15,520   15,928


In 1998, 1997 and 1996, no customer represented over 10% of consolidated net sales.

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

(B)   LONG-TERM DEBT

The fair values of each of the Company's long-term debt instruments are based on quoted market rates or the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of the Company's long-term debt instruments are:

                       DECEMBER 31, 1998
                       -----------------
                     CARRYING   ESTIMATED
                      AMOUNT   FAIR VALUE
                      ------   ----------

9.625% Senior Notes  $175,000    155,750
Revolving credit
facilities             12,000     12,000
Other indebtedness     11,771      11,825
                     --------    -------
Total                $198,771    179,575
                     ========    =======

                       DECEMBER 31, 1997
                       -----------------
                     CARRYING   ESTIMATED
                      AMOUNT   FAIR VALUE
                      ------   ----------
9.625% Senior Notes  $175,000    178,937
Revolving credit
facilities                  -          -
Other indebtedness     11,400     11,510
                     --------    -------
Total                $186,400    190,447
                     ========    =======


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

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Due to the short-term nature of the foreign exchange contracts, management believes that the fair value, if any, is not significant.

(D)   INTEREST RATE SWAP AGREEMENT

Although fair value at December 31, 1997 was not determined, the swap agreement was cancelled in March 1998 at a gain of $286.

(E)   LIMITATIONS OF ESTIMATES

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14 - ACQUISITIONS

On December 1, 1997, the Company purchased substantially all of the assets of ECA for approximately $76,300 in cash and the assumption of $6,000 in long term debt. On October 3, 1997, the Company purchased substantially all of the assets of Elastex for approximately $8,400 in cash. The net proceeds from the sale of the $175,000 senior notes were used to fund the acquisition of ECA and to reduce outstanding indebtedness incurred to finance the acquisition of Elastex. The excess of cost over fair value of net assets acquired was approximately $53,161 for ECA and approximately $4,193 for Elastex and is being amortized using the straight-line method over 40 years. ECA acquired substantially all of the narrow elastic fabric assets of Fruit of the Loom on December 30, 1998, for approximately $12,800. Goodwill and other intangibles of approximately $4,800 are being amortized using the straight-line method over periods of 5 to 10 years. Pro forma data for this transaction is not presented due to the immateriality of the transaction to the Company. The acquisitions were accounted for as purchases and, accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

NOTE 15 - RELATED PARTY TRANSACTIONS

In 1998, 1997 and 1996, other assets include a $600 non-interest bearing note receivable due in the year 2000 from a senior executive

NOTE 16 - SIGNIFICANT FOURTH QUARTER CHARGES

During the 1998 fourth quarter, the Company recorded charges of $7,843 (or $.40 per share, net of taxes) which included a $4,376 restructuring provision for discontinuing the Company's conventional covered yarn production in Montreal, Quebec, $1,940 related primarily to asset provisions for underutilized equipment in the United States and $1,527 related to the retirement of the Company's former chairman and chief financial officer. The charges included $3,814 recorded in cost of goods sold, $1,707 recorded as selling and administrative expenses and $2,322 recorded as goodwill amortization. The Company will transfer its production of conventional covered elastic yarn currently manufactured in Montreal, Quebec to existing operations in the United States and Colombia, South America. In addition, approximately $400 of other expenses related to the restructuring will be charged to operations during 1999. The Company anticipates that it will complete the restructuring by the fourth quarter of 1999.

NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

The $175,000 Senior Notes are guaranteed by each of the U.S. subsidiaries of the Company. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and the nonguarantor subsidiaries.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Statements of Operations
Year Ended December 31, 1998

                                                 GUARANTOR     NON-GUARANTOR
                                                  DOMESTIC       FOREIGN
                               WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                               --------------   ------------   ------------   ------------   ------------
Net sales                      $      -           152,059        123,888        (17,410)       258,537

Cost of goods sold                    -           131,818        101,859        (17,410)       216,267
                               --------          --------       --------       --------       --------
  Gross profit                        -            20,241         22,029              -         42,270

Selling and administrative
expense                           5,627            12,574         12,036              -         30,237
                               --------           --------      --------       --------       --------
  Operating profit (loss)        (5,627)            7,667          9,993              -         12,033
                               --------           --------      --------       --------       --------
Interest expense                 17,120               586          1,059              -         18,765

Intercompany interest
expense (income)                 (9,467)            8,183          1,284              -              -

Intercompany administrative
charges                          (2,896)            1,894          1,002              -              -

Other income (expense) - net        557                63           (280)             -            340
                               --------           --------      --------       --------       --------
  Income (loss) before
  income taxes                   (9,827)           (2,933)         6,368              -         (6,392)

Provision for income taxes       (3,307)             (813)         3,626              -           (494)

Undistributed earnings of
subsidiaries                        622                 -              -           (622)             -
                               --------           --------      --------       --------       --------
  Net income (loss)            $ (5,898)           (2,120)         2,742           (622)        (5,898)
                               ========           ========      ========       ========       ========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Statements of Operations
Year Ended December 31, 1997

                                                 GUARANTOR     NON-GUARANTOR
                                                  DOMESTIC       FOREIGN
                               WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                               --------------   ------------   ------------   ------------   ------------
Net sales                      $       -          77,893         138,892        (13,529)       203,256

Cost of goods sold                     -          69,413         111,388        (13,529)       167,272
                               ---------        --------        --------       --------       --------
  Gross profit                         -           8,480          27,504              -         35,984

Selling and administrative
expense                            2,572           4,270           9,928              -         16,770
                               ---------        --------        --------       --------       --------
  Operating profit (loss)         (2,572)          4,210          17,576              -         19,214
                               ---------        --------        --------       --------       --------
Interest expense                   5,962             247             834              -          7,043

Intercompany interest
expense (income)                  (2,535)            844           1,691              -              -

Intercompany administrative
charges                           (2,435)          1,948             487              -              -

Other income (expense) - net          87              61            (450)             -           (302)
                               ---------        --------        --------       --------       --------
  Income (loss) before
  income taxes                    (3,477)          1,232          14,114              -         11,869

Provision for income taxes        (1,083)            331           6,129              -          5,377

Undistributed earnings of
subsidiaries                       8,886               -               -         (8,886)             -
                               ---------        --------        --------       --------       --------
  Net income before
  extraordinary Item               6,492             901           7,985         (8,886)         6,492

Extraordinary item                 1,344               -               -              -          1,344
                               ---------        --------        --------       --------       --------
  Net income                   $   5,148             901           7,985         (8,886)         5,148
                               =========        ========        ========       ========       ========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)


Consolidating Statements of Operations
Year Ended December 31, 1996


                                                 GUARANTOR     NON-GUARANTOR
                                                  DOMESTIC       FOREIGN
                               WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                               --------------   ------------   ------------   ------------   ------------
 Net sales                     $       -          66,574         150,332         (9,077)       207,829
 Cost of goods sold                    -          59,893         117,938         (9,077)       168,754
                               ---------        --------        --------       --------       --------
   Gross profit                        -           6,681          32,394              -         39,075

 Selling and administrative
 expense                           2,659           3,166          10,757              -         16,582
                               ---------        --------        --------       --------       --------
   Operating profit (loss)        (2,659)          3,515          21,637              -         22,493

 Interest expense                  4,844             194             788              -          5,826

 Intercompany interest            (2,929)            885           2,044              -              -
 expense (income)

 Intercompany administrative      (3,348)          1,851           1,497              -              -
 charges

 Other income (expense) - net        132             144             418              -            694
                               ---------        --------        --------       --------       --------
   Income (loss) before
   income taxes                   (1,094)            729          17,726              -         17,361

 Provision  for income taxes        (350)            296           6,469              -          6,415

 Undistributed earnings of
 subsidiaries                     11,690               -               -        (11,690)             -
                               ---------        --------        --------       --------       --------
   Net income                   $ 10,946             433          11,257        (11,690)        10,946
                               =========        ========        ========       ========       ========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                             (DOLLARS IN THOUSANDS)

Consolidating Balance Sheets
December 31, 1998

                                                 GUARANTOR     NON-GUARANTOR
                                                  DOMESTIC       FOREIGN
                               WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                               --------------   ------------   ------------   ------------   ------------
Assets
Current Assets
  Cash and cash equivalents         $  2,596            14           4,105              -           6,715
  Accounts and notes
  receivable, net                          -        19,486          23,399              -          42,885
  Inventories                              -        33,815          24,700              -          58,515
  Prepaid expenses and other
  current assets                       2,594           183           1,205              -           3,982
                               -------------    ----------     -----------    ------------   ------------
   Total current assets                5,190        53,498          53,409              -         112,097

Property, plant and equipment,
net                                      337        58,710          54,605              -         113,652
Other assets                           9,240         2,456           1,154              -          12,850
Cost in excess of net assets
  of acquired businesses, net              -        68,048          17,473              -          85,521
Intercompany investments             105,572             -               -       (105,572)              -
Intercompany advances                155,820        14,798               -       (170,618)              -
                               -------------    ----------     -----------    ------------   ------------
                                    $276,159       197,510         126,641       (276,190)        324,120
                               =============    ==========     ===========    ============   ============

Liabilities and Stockholders'
equity
Current Liabilities
  Short-term borrowings             $      -             -           7,308              -           7,308
  Current Installments of
  long-term debt                           -             -             525              -             525
  Accounts payable-trade and
   other liabilities                   5,216         9,440          14,756              -          29,412
  Income taxes payable                 1,091        (1,641)          2,250              -           1,700
                               --------------   ----------     -----------    -----------    ------------
   Total current liabilities           6,307         7,799          24,839              -          38,945
                               --------------   ----------     -----------    -----------    ------------

Long-term debt                       187,000         6,000           5,246              -         198,246
Other long-term liabilities                -             -             569              -             569
Deferred income taxes                 (5,428)        6,870          11,436              -          12,878
Intercompany payables                 14,798       144,260          11,560       (170,618)              -
                               --------------   ----------     -----------    ------------   ------------
   Total liabilities                 202,677       164,929          53,650       (170,618)        250,638
                               --------------   ----------     -----------    ------------   ------------

Stockholders' equity
  Common stock                           147            49          31,778        (31,827)            147
  Paid-in capital                     30,084        15,822         (15,822)             -          30,084
  Retained earnings                   56,169        16,710          51,782        (68,492)         56,169
  Accumulated other
  comprehensive loss                 (10,569)            -         (10,569)        10,569         (10,569)
  Less-Treasury stock, at cost        (2,349)            -               -              -          (2,349)
                               --------------   ----------     -----------    ------------   ------------
   Total stockholders' equity         73,482        32,581          72,991       (105,572)         73,482
                               --------------   ----------     -----------    ------------   ------------
                                    $276,159       197,510         126,641       (276,190)        324,120
                               ==============   ==========     ===========    ============   ============


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


Consolidating Balance Sheets
December 31, 1997

                                                 GUARANTOR     NON-GUARANTOR
                                                  DOMESTIC       FOREIGN
                               WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                               --------------   ------------   ------------   ------------   ------------
Assets
Current Assets
  Cash and cash equivalents        $  10,058           321           4,493              -          14,872
  Accounts and notes                       -        20,870          25,450              -          46,320
  receivable, net
  Inventories                              -        28,251          25,949              -          54,200
  Prepaid expenses and other
    current assets                     1,402           511           1,113              -           3,026
                                 -----------     ---------     -----------   ------------    ------------
   Total current assets               11,460        49,953          57,005              -         118,418

Property, plant and equipment,
  net                                    230        46,977          51,953              -          99,160
Other assets                           9,480         1,495             971              -          11,946
Cost in excess of net assets
  of acquired businesses, net              -        64,619          18,296              -          82,915
Intercompany investments             102,246             -              -        (102,246)              -
Intercompany advances                146,164        14,798              -        (160,962)              -
                               --------------    ----------     ------------   ------------   ------------
                                   $ 269,580       177,842        128,225        (263,208)        312,439
                               ==============    ==========     ============   ============   ============
Liabilities and Stockholders'
equity
Current Liabilities
  Short-term borrowings           $       -              -          1,819               -           1,819
  Current Installments of
    long-term debt                        -              -            620               -             620
  Accounts payable-trade and
    other liabilities                 3,600          8,529         16,107               -          28,236
  Income taxes payable                  567         (1,785)         1,218               -               -
                               ------------     ----------     ----------     -----------    ------------
    Total current liabilities         4,167          6,744         19,764               -          30,675
                               ------------     ----------     ----------     -----------    ------------
Long-term debt                      175,000          6,000          4,780               -         185,780
Other long-term liabilities               -              -          2,547               -           2,547
Deferred income taxes                (1,887)         6,820         11,002               -          15,935
Intercompany payables                14,798        123,577         22,587        (160,962)              -
                               ------------      ---------      ---------      ----------      ----------
    Total liabilities               192,078        143,141         60,680        (160,962)        234,937
                               ------------      ---------      ---------      ----------     ----------
Stockholders' equity
  Common stock                          147             49         31,778         (31,827)            147
  Paid-in capital                    30,059         15,822              -         (15,822)         30,059
  Retained earnings                  62,067         18,830         49,040         (67,870)         62,067
  Accumulated other
    comprehensive loss              (13,273)             -        (13,273)         13,273         (13,273)
  Less-Treasury stock, at cost       (1,498)             -              -               -          (1,498)
                               ------------      ---------      ---------      ----------      ----------
    Total stockholders' equity       77,502         34,701         67,545        (102,246)         77,502
                               ------------      ---------      ---------      ----------      ----------
                                  $ 269,580        177,842        128,225        (263,208)        312,439
                               ============      ==========     =========      ==========      ==========


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998

                                                           GUARANTOR     NON-GUARANTOR
                                                            DOMESTIC       FOREIGN
                                         WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                         $  (5,898)        (2,120)          2,742           (622)        (5,898)
  Adjustments to reconcile net
  income (loss)to net cash
  provided (used in) by
  operating activities:
    Undistributed earnings of
     subsidiaries                                (622)             -               -            622              -
    Depreciation and amortization                  30          7,414           9,128              -         16,572
    Provision for losses on
     accounts receivable                            -            311             279              -            590
    Deferred income taxes                      (4,871)            49            (267)             -         (5,089)
  Change in assets and
     liabilities net of effects
     of acquisitions:
    Accounts and notes receivable                   -          1,072           1,657              -          2,729
    Inventories                                     -         (5,564)          1,732          1,604         (2,228)
    Prepaid expenses and other
     current assets                              (135)           329             (59)             -            135
    Accounts payable-trade and
     other current liabilities                  1,615            911            (717)             -          1,809
    Income taxes payable                          799            145             906              -          1,850
                                        -------------    -----------     -----------    ------------   ------------
    Net cash provided by (used
     in) operating activities                  (9,082)         2,547          15,401          1,604         10,470
                                        -------------    -----------     -----------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures                           (138)       (17,314)         (8,859)         6,440        (19,871)
  Acquisitions, net of cash
  acquired                                     (2,740)             -               -        (10,070)       (12,810)
  Other investing activities                      400         (6,221)         (1,777)         4,768         (2,830)
                                        -------------    -----------     -----------   ------------   ------------
  Net cash used in investing
  activities                                   (2,478)       (23,535)        (10,636)         1,138        (35,511)
                                        --------------   ------------    ------------   ------------   ------------


Cash flows from financing activities:
  Borrowings under line of
    credit arrangements                             -              -           9,482              -          9,482
  Payments under line of credit
    arrangements                                    -              -          (3,221)             -         (3,221)
  Borrowings under revolving
    credit facility                            12,000              -               -              -         12,000
  Payments under revolving
    credit facility                                 -              -               -              -              -
  Borrowings under long-term
    loans                                           -              -               -              -              -
  Payments under long-term loans                    -              -               -              -              -
  Stock issued or (reacquired),
    net                                          (825)             -               -              -           (825)
  Advances - affiliated companies              (9,657)        20,683         (10,960)           (66)             -
  Other financing activities                     (124)             -            (580)          (437)        (1,141)
                                        -------------    -----------     -----------    ------------   ------------
  Net cash provided by (used in)
    financing activities                        1,394         20,683          (5,279)          (503)        16,295
                                        -------------    -----------     -----------    ------------   ------------
Effects of exchange rate changes
on cash                                         2,704             (2)            126         (2,239)           589
                                        -------------    -----------     -----------    ------------   ------------
  Net increase (decrease) in
   cash and cash equivalents                  (7,462)          (307)           (388)             -         (8,157)

Cash and cash equivalents at
  beginning of year                            10,058            321           4,493              -         14,872
                                        -------------    -----------     -----------    ------------   ------------
Cash and cash equivalents at end
  of year                                   $   2,596             14           4,105              -          6,715
                                        =============    ===========     ===========    ============   ============

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 17 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997

                                                           GUARANTOR     NON-GUARANTOR
                                                            DOMESTIC       FOREIGN
                                         WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                         $   5,148            901           7,985          (8,886)        5,148
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Undistributed earnings of
     subsidiaries                              (8,886)             -               -           8,886             -
    Depreciation and amortization                  37          2,630           4,178               -         6,845
    Provision for losses on
     accounts receivable                            -             71             234               -           305
    Deferred income taxes                      (1,099)           341           1,792            (314)          720
  Change in assets and
     liabilities net of effects
     of acquisitions:
    Accounts and notes receivable                (200)        (3,060)          2,196               -        (1,064)
    Inventories                                     -         (2,007)        (5,389)               -        (7,396)
    Prepaid expenses and other
     current assets                               (86)           (34)          (128)               -          (248)
    Accounts payable-trade and
     other current liabilities                    406         (2,171)        (1,902)            (646)       (4,313)
    Income taxes payable                         (459)          (597)          (984)             546        (1,494)
                                        -------------    -----------    -----------      -----------   -----------
    Net cash provided by (used
     in) operating activities                  (5,139)        (3,926)         7,982             (414)       (1,497)
                                        -------------    -----------    -----------      -----------   -----------
Cash flows from investing activities:
  Capital expenditures                             (3)        (2,823)        (5,426)             546        (7,706)
  Acquisitions, net of cash
  acquired                                     (7,502)             -              -          (77,880)      (85,382)
  Other investing activities                   (7,017)           835         (1,875)            (133)       (8,190)
                                        -------------    -----------    -----------      -----------   -----------
  Net cash used in investing
  activities                                  (14,522)        (1,988)        (7,301)         (77,467)     (101,278)
                                       --------------    -----------    -----------      -----------   -----------

Cash flows from financing activities:
  Borrowings under line of
    credit arrangements                             -              -          3,548                -         3,548
  Payments under line of credit
    arrangements                                    -              -         (3,435)               -        (3,435)
  Borrowings under revolving
    credit facility                           109,550              -              -                -       109,550
  Payments under revolving
    credit facility                          (121,940)             -              -                -      (121,940)
  Borrowings under long-term
    loans                                     175,000              -              -                -       175,000
  Payments under long-term loans              (50,000)             -              -                -       (50,000)
  Stock issued or (reacquired),
    net                                           113              -              -                -           113
  Advances - affiliated companies             (70,376)         6,068          1,036           63,272             -
  Other financing activities                     (119)             -          1,546             (359)        1,068
  Net cash provided by (used in)
    financing activities                -------------    -----------    -----------      -----------   -----------
                                               42,228          6,068          2,695           62,913       113,904

Effects of exchange rate changes
on cash                                       (12,937)            (7)          (398)          14,968         1,626
                                        -------------    -----------    -----------      -----------   -----------
  Net increase (decrease) in
   cash and cash equivalents                    9,630            147          2,978                -        12,755

Cash and cash equivalents at
  beginning of year                               428            174          1,515                -         2,117
                                        -------------    -----------    -----------     -------------  ------------
Cash and cash equivalents at end
  of year                                   $  10,058            321          4,493                -        14,872
                                        =============    ===========    ===========     =============  ============


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996

                                                           GUARANTOR     NON-GUARANTOR
                                                            DOMESTIC       FOREIGN
                                         WORLDTEX, INC.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income                                $  10,946            433         11,257          (11,690)       10,946
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Undistributed earnings of subsidiaries  (11,690)             -              -           11,690             -
      Depreciation and amortization                37          2,310          3,937                -         6,284
      Provision for losses on
       accounts receivable                        (83)           222              -              139
      Deferred income taxes                      (219)            52            992                -           825
  Change in assets and liabilities
    net of effects of acquisitions:
      Accounts and notes receivable               200            167         (3,155)               -        (2,788)
      Inventories                                   -            281         (4,838)               -        (4,557)
      Prepaid expenses and other
       current assets                              98           (119)           184                -           163
      Accounts payable-trade and
       other current liabilities                  266            720          4,358                -         5,344
      Income taxes payable                        (58)            14         (1,280)               -        (1,324)
                                             --------       --------     ----------         --------   -----------
      Net cash provided by (used in)
       operating activities                      (420)         3,775         11,677                -        15,032
                                             --------        -------      ---------          --------   -----------
Cash flows from investing activities:
  Capital expenditures                                        (1,525)       (12,260)               -       (13,785)
  Acquisitions, net of cash
    acquired                                    3,174                             -           (3,174)            -
  Other investing activities                      133           (413)          (869)               -        (1,149)
                                             --------        -------      ---------          --------   -----------
  Net cash used in investing
    activities                                  3,307         (1,938)       (13,129)          (3,174)      (14,934)
                                             --------        -------      ---------          --------   -----------
Cash flows from financing activities:
  Borrowings under line of credit
    arrangements                                    -              -         16,724                -        16,724
  Payments under line of credit
    arrangements                                    -              -        (16,321)               -       (16,321)
  Borrowings under revolving
    credit facility                           104,660              -              -                -       104,660
  Payments under revolving credit
    facility                                 (104,940)             -              -                -      (104,940)
  Borrowings under long-term loans                  -              -              -                -             -
  Payments under long-term loans                    -              -              -                -             -
  Stock issued or (reacquired),
    net                                          (554)             -              -                -          (554)
  Advances - affiliated companies               2,298         (1,825)          (615)             142             -
  Other financing activities                      230             (7)         1,573             (966)          830
                                             --------        -------      ---------          --------   -----------
  Net cash provided by (used in)
    financing  activities                       1,694         (1,832)         1,361             (824)          399
                                             --------        -------      ---------          --------   -----------
Effects of exchange rate changes
  on cash                                      (4,153)             1            (71)           3,998          (225)
                                             --------        -------      ---------          --------   -----------
Net increase (decrease) in cash
  and cash equivalents                            428              6           (162)               -           272
Cash and cash equivalents at
  beginning of year                                 -            168          1,677                -         1,845
                                             --------        -------      ---------          --------   -----------
Cash and cash equivalents at end            $     428            174          1,515                -         2,117
  of year                                    ========        =======      =========          ========   ===========

                                   WORLDTEX, INC.
                        SUPPLEMENTARY FINANCIAL INFORMATION
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          NET       DILUTED NET
         UNAUDITED              NET         GROSS        INCOME    INCOME (LOSS)
 QUARTERLY FINANCIAL DATA      SALES        PROFIT       (LOSS)    PER SHARE (A)
 ------------------------      -----        ------       ------    -------------
1998 Quarter:
      First                 $  69,229       14,052        2,151          .15
      Second                   66,054       12,818          748          .05
      Third                    59,801        9,040       (1,061)        (.07)
      Fourth (C)               63,453        6,360       (7,736)        (.54)
                            ---------    ---------    ---------
                            $ 258,537       42,270       (5,898)
                            =========    =========    =========

1997 Quarter:
      First                 $  50,918        9,242        2,666          .18
      Second                   51,880        8,944        2,029          .14
      Third                    45,552        8,124        2,048          .14
      Fourth (B)               54,906        9,673         (251)        (.02)
                            ---------    ---------    ---------
                            $ 203,256       35,983        6,492
                            =========    =========    =========

1996 Quarter:
      First                 $  51,899        9,746        2,700          .19
      Second                   53,140       10,279        3,226          .22
      Third                    50,150        8,965        2,481          .17
      Fourth                   52,640       10,085        2,539          .17
                            ---------    ---------    ---------
                            $ 207,829       39,075       10,946
                            =========    =========    =========

NOTES:
------

(A) Diluted net income (loss) per share amounts are calculated based upon the weighted average number of common shares outstanding and common dilutive equivalent shares during the year.

(B) 1997 fourth quarter net loss after extraordinary item - ($1,595) 1997 total net income after extraordinary item - $5,148

(C)   See footnote 16 for 1998 significant fourth quarter charges.

                                   WORLDTEX, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)

                                               ---------- ADDITIONS ----------
                                  BALANCE AT   CHARGED TO           DEDUCTIONS   BALANCE AT
                                  BEGINNING    COSTS AND               FROM         END
                                  OF PERIOD    EXPENSES     OTHER    RESERVES    OF PERIOD
                                  ---------    --------     -----    --------    ---------
1998
----
Allowance for doubtful accounts   $  2,085        590          -       634(A)     2,041

1997
----
Allowance for doubtful accounts   $  2,589        305      470(B)    1,279(A)     2,085

1996
----
Allowance for doubtful accounts   $  2,623        139          -      173 (A)     2,589


NOTES:
------

(A)   Accounts charged off, recoveries, and other adjustments, net.

(B)   Increases to reserves reflecting subsidiary purchase price allocation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------     ON ACCOUNTING AND FINANCIAL DISCLOSURE
            ---------------------------------------------

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

            Reference is made to the information responsive to the Items comprising this Part III that is contained in Worldtex's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.

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

EXHIBITS
--------

            The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts or compensatory plans are indicated by an asterisk):


  Exhibit
    No.     Description
  -------   -----------
    2.1     Purchase Agreement, dated as of March 28, 1995, among Fibrexa, S.A., the stockholders of Fibrexa, Worldtex Colombiana, Ltda. and Worldtex
            - filed as Exhibit 2 to the Company's  report on Form 8-K dated June
            5, 1995 and incorporated herein by reference.

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

    4.1 Share Purchase Rights Agreement, dated as of August 1, 1992, by and between Worldtex and Chemical Bank as Rights Agent - filed as
            Exhibit 4.1 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

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

    4.3 Registration Rights Agreement, dated as of December 1, 1997, by and among Worldtex, Inc., the Guarantors and the Initial Purchasers - filed as Exhibit 4.3 to the Company's Registration Statement on Form
            S-4 (No. 333-45331) and incorporated herein by reference.

    4.4     Form of 9 5/8% Note - included in Exhibit 4.2.


  Exhibit
    No.     Description
  -------   -----------
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

    10.3    Severance  Agreement,  dated February 10, 1999, between Worldtex and
            Richard J. Mackey -- filed herewith.*

    10.4    Employment Agreement,  dated November 15, 1993, between Worldtex and
            Barry D.  Setzer -- filed as Exhibit  10.4 to the  Company's  Annual
            Report on Form 10-K for 1993 and incorporated herein by reference.*

    10.5    Employment Agreement,  dated December 22, 1998, between Worldtex and
            Marty R. Kittrell -- filed herewith.*

    10.6 1992 Stock Incentive Plan of Worldtex, as amended -- filed herewith.*

    10.7    Credit Agreement,  dated as of December 1, 1997, among Worldtex, the
            Guarantors, the Lenders named therein and NationsBank, N.A., as Agent - filed as Exhibit 10.6 to the Company's Annual Report on Form
            10-K for 1998 and incorporated herein by reference.

    21.1    Subsidiaries of Worldtex -- filed herewith.

    23.1    Consent of KPMG LLP -- filed herewith.

    23.2    Consent of Deloitte & Touche LLP -- filed herewith.

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

    24.3    Powers of  Attorney  executed  by Claude D. Egler - filed as Exhibit
            24.3 to the Company's Annual Report on Form 10-K for 1996 and incorporated herein by reference.


  Exhibit
    No.     Description
  -------   -----------
    24.4    Power of Attorney executed by Marty R. Kittrell - filed herewith.

    27.1    Financial Data Schedule (filed with EDGAR only).



8-K REPORTS

            A Current Report on Form 8-K, dated October 22, 1998, was filed with the SEC on October 22, 1998, reporting under Item 4. An amendment to such Current Report was filed with the SEC on October 30, 1998, reporting under Item 7.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1999
                                       WORLDTEX, INC.



                                       By: /S/ BARRY D. SETZER
                                           -------------------------------------
                                           Barry D. Setzer
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1999 by the following persons on behalf of the registrant and in the capacities indicated.



/S/ BARRY D. SETZER
-------------------------------------------------------
Barry D. Setzer, Chairman of the Board, President,
Chief Executive Officer and Director
and Attorney for the persons indicated by asterisk



/S/ MARTY R. KITTRELL
-------------------------------------------------------
Marty R. Kittrell, Chief Financial and Accounting
Officer

CLAUDE D. EGLER*
Claude D. Egler, Director

JOHN B. FRASER*
John B. Fraser, Director




-------------------------------------------------------
Salim M. Ibrahim, Director

WILLI ROELLI*
Willi Roelli, Director

MICHAEL B. WILSON*
Michael B. Wilson, Director

JOHN K. ZIEGLER*
John K. Ziegler, Director