Form 10-Q
period 1999-03-31
WORLDTEX INC
filed 1999-05-17
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999
Commission file number 1-11438

                                 WORLDTEX, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                              56-1789271
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


915 Tate Boulevard, S.E., Suite 106, Hickory, North Carolina            28602
(Address of principal executive offices)                              (Zip Code)


                                 (828) 322-2242
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Date                        Class                      Shares Outstanding
      ----                        -----                      ------------------
  May 12, 1999                Common Stock                       14,271,171


                                 WORLDTEX, INC.

                                      INDEX
                                      -----


                                                                    PAGE NUMBER
                                                                    -----------

PART II - Financial Information

      Consolidated Statements of Operations (Unaudited) for
      the Three Months Ended March 31, 1999 and 1998                    1

      Consolidated Statements of Comprehensive Loss
      (Unaudited) for the Three Months Ended March 31, 1999             1
      and 1998

      Consolidated Balance Sheets at March 31, 1999
      (Unaudited) and December 31, 1998                                 2

      Consolidated Statements of Cash Flows (Unaudited) for
      the Three Months Ended March 31, 1999 and 1998                    3

      Notes to Consolidated Condensed Financial Statements
      (Unaudited)                                                      4 - 10

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              11 - 15

PART II - Other Information                                            16

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                    UNAUDITED

                                                   Three Months Ended
                                                        March 31,
                                                    1999        1998
                                                    ----        ----
Net sales                                        $ 78,017      69,229
Cost of goods sold                                 64,489      55,177
                                                 --------    --------

  Gross profit                                     13,528      14,052
Selling and administration expense                  5,852       5,813
Goodwill amortization                                 841         584
                                                 --------    --------

  Operating profit                                  6,835       7,655
Interest expense                                    4,906       4,547
Other income (expense) - net                         (509)        236
                                                 --------    --------

  Income before income taxes                        1,420       3,344
Provision for income taxes                            605       1,193
                                                 --------    --------

  Net income                                     $    815       2,151
                                                 ========    ========

Net income per share:
  Basic                                          $   0.06        0.15
                                                 ========    ========
  Diluted                                        $   0.06        0.15
                                                 ========    ========

Weighted average shares outstanding:
  Basic                                            14,271      14,429
                                                  =======     =======
  Diluted                                          14,271      14,782
                                                  =======     =======


                                 WORLDTEX, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                    UNAUDITED

                                                   Three Months Ended
                                                        March 31,
                                                    1999        1998
                                                    ----        ----
Net income                                       $    815       2,151

Other comprehensive loss:

  Foreign translation adjustment                   (4,757)     (2,574)
                                                 --------    --------
   Comprehensive loss                            $ (3,942)      ( 423)
                                                 ========    ========


          See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,     December 31,
                                                       1999           1998
                                                       ----           ----
                                                    (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                         $   9,374          6,715
  Accounts and notes receivable, less allowance        51,737         42,885
   for doubtful accounts of $1,992 in 1999 and
   $2,041 in 1998
  Inventories                                          55,119         58,515
  Prepaid expenses and other current assets             3,623          3,982
                                                    ---------       --------
      Total current assets                            119,853        112,097

Property, plant and equipment - net                   110,514        113,652

Other assets                                           13,431         12,850
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization
   of $9,682 in 1999 and $9,146 in 1998                83,367         85,521
                                                    ---------       --------
                                                    $ 327,165        324,120
                                                    =========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                             $   7,231          7,308
  Current installments of long-term debt                  502            525
  Accounts payable - trade and other liabilities       38,217         29,412
  Income taxes payable                                  2,518          1,700
                                                    ---------       --------
      Total current liabilities                        48,468         38,945

Long-term debt                                        197,839        198,246
Other long-term liabilities                               534            569
Deferred income taxes                                  10,785         12,878
                                                    ---------       --------
      Total liabilities                               257,626        250,638
                                                    ---------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                           -              -
  Common stock (shares issued of 14,701 in 1999           147            147
   and 1998)
  Paid-in capital                                      30,084         30,084
  Retained earnings                                    56,983         56,169
  Accumulated other comprehensive loss                (15,326)       (10,569)
  Treasury stock, at cost (shares purchased of         (2,349)        (2,349)
   430 in 1999 and 1998)                            ---------       --------

Total stockholders' equity                             69,539         73,482
                                                    ---------       --------
                                                    $ 327,165        324,120
                                                    =========       ========

          See accompanying notes to consolidated condensed financial statements

                                WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED


                                                             Three Months Ended
                                                                  March 31,
                                                              1999        1998
                                                              ----        ----
Cash flows from operating activities:
Net income                                                  $   815       2,151
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                             3,092       1,787
     Amortization                                               841         584
     Provision for losses on accounts receivable                121         132
     Deferred income taxes                                   (1,169)       (422)
     Change in assets and liabilities:
        Accounts and notes receivable                       (10,232)     (4,221)
        Inventories                                           1,931        (532)
        Prepaid expenses and other current assets               301        (101)
        Accounts payable - trade and other liabilities        9,327       7,493
        Income taxes payable                                    997         499
                                                            -------      ------

        Net cash provided by operating activities             6,024       7,370
                                                            -------      ------

Cash flows from investing activities:
  Capital expenditures                                       (3,036)     (3,323)
  Other investing activities                                   (745)       (315)
                                                            -------      ------

     Net cash used in investing activities                   (3,781)     (3,638)
                                                            -------      ------

Cash flows from financing activities:
  Borrowings under line of credit arrangements                    -         925
  Payments under line of credit arrangements                   (118)       (506)
  Borrowings under revolving credit facility                  2,000           -
  Payments under revolving credit facility                        -           -
  Other financing activities                                 (1,822)       (310)
                                                            -------      ------

     Net cash provided by financing activities                   60         109
                                                            -------      ------
     Effects of exchange rate changes on cash                   356          69
                                                            -------      ------

     Net increase in cash                                     2,659       3,910
Cash at beginning of year                                     6,715      14,872
                                                            -------      ------
Cash at end of period                                       $ 9,374      18,782
                                                            =======      ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                               $   655         453
                                                            =======      ======
     Income taxes                                           $ 6,511       3,662
                                                            =======      ======

          See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED
                             (Dollars in thousands)

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998. The December 31, 1998 amounts included in these financial statements are derived from December 31, 1998 audited financial statements and notes thereto.

Note 2 - Summary of Significant Accounting Policies

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of March 31, 1999 and December 31, 1998, the major classes of inventory were:

                                                       1999        1998
                                                       ----        ----
     Raw materials                                 $ 13,939      16,032
     Work-in-process                                 14,844      14,749
     Finished goods                                  26,336      27,734
                                                   --------      ------
       Total inventories                           $ 55,119      58,515
                                                   ========      ======


      Property, plant and equipment are recorded at cost and depreciated primarily using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance costs are charged to expense as incurred. As of March 31, 1999 and December 31, 1998, property, plant and equipment consisted of:

                                                               1999        1998
                                                               ----        ----
     Land                                                   $ 3,110       3,255
     Buildings and leasehold improvements                    38,130      39,246
     Machinery and equipment                                111,456     111,417
                                                          ---------     -------
                                                            152,696     153,918
     Less accumulated depreciation and amortization          42,182      40,266
                                                          ---------     -------
                                                          $ 110,514     113,652
                                                          =========     =======


Note 3 - Supplemental Consolidating Financial Information

      Long-term debt includes $175,000 of senior notes which are guaranteed by each of the U.S. subsidiaries of the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED
                             (Dollars in thousands)


statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and nonguarantor subsidiaries.




              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Income
March 31, 1999

                                                        Guarantor       Non-Guarantor
                                           Worldtex,    Domestic        Foreign
                                             Inc.       Subsidiaries    Subsidiaries     Elimination    Consolidated
                                          ----------    ------------    -------------    -----------    ------------
Net sales                                 $        -        53,444         31,062          (6,489)         78,017

Cost of goods sold                                 -        45,804         25,174          (6,489)         64,489
                                          ----------      --------       --------        --------        --------

  Gross profit                                     -         7,640          5,888               -          13,528

Selling and administrative expense               718         3,635          2,340               -           6,693
                                          ----------      --------       --------        --------        --------
  Operating profit (loss)                       (718)        4,005          3,548               -           6,835

Interest expense                               4,529            93            284               -           4,906
Intercompany interest expense (income)        (2,701)        2,469            232               -               -
Intercompany administrative charges             (654)          404            250               -               -
Other income (expense) - net                      53            25           (587)              -            (509)
                                          ----------      --------       --------        --------        --------
  Income (loss) before income taxes           (1,839)        1,064          2,195               -           1,420

Provision for income taxes                      (744)          552            797               -             605

Undistributed earnings of subsidiaries         1,910             -              -          (1,910)              -

  Net income                              $      815           512          1,398          (1,910)            815
                                          ==========      ========       ========        ========        ========


Consolidating Statements of Income
March 31, 1998

                                                        Guarantor       Non-Guarantor
                                           Worldtex,    Domestic        Foreign
                                             Inc.       Subsidiaries    Subsidiaries     Elimination    Consolidated
                                          ----------    ------------    -------------    -----------    ------------
Net sales                                 $        -        38,691         33,577          (3,039)         69,229

Cost of goods sold                                 -        31,553         26,663          (3,039)         55,177
                                          ----------      --------       --------        --------        --------

  Gross profit                                     -         7,138          6,914               -          14,052

Selling and administrative expense               729         3,195          2,473               -           6,397
                                          ----------      --------       --------        --------        --------

  Operating profit (loss)                       (729)        3,943          4,441               -           7,655

Interest expense                               4,153           138            256               -           4,547
Intercompany interest expense (income)        (2,239)        1,889            350               -               -
Intercompany administrative charges             (727)          477            250               -               -
Other income (expense) - net                     209            16             11               -             236
                                          ----------      --------       --------        --------        --------

  Income (loss) before income taxes           (1,707)        1,455          3,596               -           3,344

Provision for income taxes                      (575)          505          1,263               -           1,193

Undistributed earnings of subsidiaries         3,283             -              -          (3,283)              -
                                          ----------      --------       --------        --------        --------

  Net income                              $    2,151           950          2,333          (3,283)          2,151
                                          ==========      ========       ========        ========        ========

              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet
March 31, 1999

                                                        Guarantor       Non-Guarantor
                                           Worldtex,    Domestic        Foreign
                                             Inc.       Subsidiaries    Subsidiaries     Elimination    Consolidated
                                          ----------    ------------    -------------    -----------    ------------
Assets
Current Assets
  Cash                                    $    1,279           560          7,535               -           9,374
  Accounts and notes receivable, net               -        28,271         23,466               -          51,737
  Inventories                                      -        33,072         22,047               -          55,119
  Prepaid expenses and other current
    assets                                     2,792           106            725               -           3,623
                                          ----------      --------       --------        --------        --------
    Total current assets                       4,071        62,009         53,773               -         119,853

Property, plant and equipment, net               387        58,873         51,254               -         110,514
Other assets                                   8,972         3,315          1,144               -          13,431
Cost in excess of net assets of
  acquired businesses, net                      (192)       67,335         16,224               -          83,367
Intercompany investments                     102,727             -              -        (102,727)              -
Intercompany advances                        158,785        14,798              -        (173,583)              -
                                          ----------      --------       --------        --------        --------
                                          $  274,750       206,330        122,395        (276,310)        327,165
                                          ==========      ========       ========        ========        ========

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                  $         -             -          7,231               -           7,231
  Current installments of long-term
    debt                                           -             -            502               -             502
Accounts payable-trade and
other liabilities                              8,510        13,655         16,052               -          38,217
  Income taxes payable                         1,696        (1,249)         2,071               -           2,518
                                          ----------      --------       --------        --------        --------
    Total current liabilities                 10,206        12,406         25,856               -          48,468

Long-term debt                               187,000         6,000          4,839               -         197,839
Other long-term liabilities                        -             -            534               -             534
Deferred income taxes                         (6,793)        7,037         10,541               -          10,785
Intercompany payables                         14,798       147,793         10,992        (173,583)              -
                                          ----------      --------       --------        --------        --------
    Total liabilities                        205,211       173,236         52,762        (173,583)        257,626
                                          ----------      --------       --------        --------        --------
Stockholders' equity
  Preferred stock                                  -             -              -               -               -
  Common stock                                   147            49         31,778         (31,827)            147
  Paid-in capital                             30,084        15,822              -         (15,822)         30,084
  Retained earnings                           56,983        17,223         53,181         (70,404)         56,983
Accumulated other comprehensive loss         (15,326)            -        (15,326)         15,326         (15,326)
  Less-Treasury stock, at cost                (2,349)            -              -               -          (2,349)
                                          ----------      --------       --------        --------        --------
    Total stockholders' equity                69,539        33,094         69,633        (102,727)         69,539
                                          ----------      --------       --------        --------        --------
                                          $  274,750       206,330        122,395        (276,310)        327,165
                                          ==========      ========       ========        ========        ========


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheets
December 31, 1998

                                                        Guarantor       Non-Guarantor
                                           Worldtex,    Domestic        Foreign
                                             Inc.       Subsidiaries    Subsidiaries     Elimination    Consolidated
                                          ----------    ------------    -------------    -----------    ------------
Assets
Current Assets
  Cash and cash equivalents               $    2,596            14          4,105               -           6,715
  Accounts and notes receivable, net               -        19,486         23,399               -          42,885
  Inventories                                      -        33,815         24,700               -          58,515
  Prepaid expenses and other current
    assets                                     2,594           183          1,205               -           3,982
                                          ----------      --------       --------        --------        --------
    Total current assets                       5,190        53,498         53,409               -         112,097

Property, plant and equipment, net               337        58,710         54,605               -         113,652
Other assets                                   9,240         2,456          1,154               -          12,850
Cost in excess of net assets
of acquired businesses, net                        -        68,048         17,473               -          85,521
Intercompany investments                     105,572             -              -        (105,572)              -
Intercompany advances                        155,820        14,798              -        (170,618)              -
                                          ----------      --------       --------        --------        --------
                                          $  276,159       197,510        126,641        (276,190)        324,120
                                          ==========      ========       ========        ========        ========
Liabilities and Stockholders' equity
Current Liabilities
  Short-term borrowings                   $        -             -          7,308               -           7,308
  Current installments of long-term
    debt                                           -             -            525               -             525
  Accounts payable-trade and
    other liabilities                          5,216         9,440         14,756               -          29,412
  Income taxes payable                         1,091        (1,641)         2,250               -           1,700
                                          ----------      --------       --------        --------        --------
    Total current liabilities                  6,307         7,799         24,839               -          38,945

Long-term debt                               187,000         6,000          5,246               -         198,246
Other long-term liabilities                        -             -            569               -             569
Deferred income taxes                         (5,428)        6,870         11,436               -          12,878
Intercompany payables                         14,798       144,260         11,560        (170,618)              -
                                          ----------      --------       --------        --------        --------
    Total liabilities                        202,677       164,929         53,650        (170,618)        250,638
                                          ----------      --------       --------        --------        --------
Stockholders' equity
  Common stock                                   147            49         31,778         (31,827)            147
  Paid-in capital                             30,084        15,822              -         (15,822)         30,084
  Retained earnings                           56,169        16,710         51,782         (68,492)         56,169
  Accumulated other comprehensive loss       (10,569)            -        (10,569)         10,569         (10,569)
  Less-Treasury stock, at cost                (2,349)            -              -               -          (2,349)
                                          ----------      --------       --------        --------        --------
    Total stockholders' equity                73,482        32,581         72,991        (105,572)         73,482
                                          ----------      --------       --------        --------        --------
                                          $  276,159       197,510        126,641        (276,190)        324,120
                                          ==========      ========       ========        ========        ========


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
March 31, 1999

                                                        Guarantor       Non-Guarantor
                                           Worldtex,    Domestic        Foreign
                                             Inc.       Subsidiaries    Subsidiaries     Elimination    Consolidated
                                          ----------    ------------    -------------    -----------    ------------
Cash flows from operating activities:
  Net income                              $      815           512          1,398          (1,910)            815
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Undistributed earnings of
     subsidiaries                             (1,910)            -              -           1,910               -
   Depreciation and amortization                   5         2,489          1,439               -           3,933
   Provision for losses on accounts
     receivable                                    -            16            105               -             121
    Deferred income taxes                     (1,366)          167             30               -          (1,169)
  Change in assets and liabilities net
     of effects of acquisitions:
    Accounts and notes receivable                  -        (8,800)        (1,432)              -         (10,232)
    Inventories                                    -           743          1,188               -           1,931
    Prepaid expenses and other
     current assets                             (198)           75            424               -             301
    Accounts payable - trade and
     other current liabilities                 3,294         4,215          1,818               -           9,327
    Income taxes payable                         605           392              -               -             997
                                          ----------      --------       --------        --------        --------
     Net cash provided by (used
      in) operating activities                 1,245          (191)         4,970               -           6,024
                                          ----------      --------       --------        --------        --------

Cash flows from investing activities:
  Capital expenditures                           (56)       (1,937)        (1,043)              -          (3,036)
  Acquisitions, net of cash acquired           4,985             -              -          (4,985)              -
  Other investing activities                     205          (859)           (91)              -            (745)
                                          ----------      --------       --------        --------        --------
     Net cash (used in) provided
      by investing activities                  5,134        (2,796)        (1,134)         (4,985)         (3,781)
                                          ----------      --------       --------        --------        --------

Cash flows from financing activities:
  Borrowings under line of credit
     arrangements                                  -             -              -               -               -
  Payments under line of credit
     arrangements                                  -             -           (118)              -            (118)
  Borrowings under revolving credit
     facility                                  2,000             -              -               -           2,000
  Payments under revolving credit
     facility                                      -             -              -               -               -
  Advances - affiliated companies             (2,966)        3,533            259            (826)              -
  Other financing activities                  (1,974)            -            (83)            235          (1,822)
                                          ----------      --------       --------        --------        --------
     Net cash provided by (used
      in) financing activities                (2,940)        3,533             58            (591)             60
                                          ----------      --------       --------        --------        --------
Effects of exchange rate changes in
 cash                                         (4,756)            -           (464)          5,576             356
                                          ----------      --------       --------        --------        --------
     Net increase in cash                     (1,317)          546          3,430               -           2,659
Cash at beginning of year                      2,596            14          4,105               -           6,715
                                          ----------      --------       --------        --------        --------
Cash at end of period                     $    1,279           560          7,535               -           9,374
                                          ==========      ========       ========        ========        ========


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
March 31, 1998

                                                        Guarantor       Non-Guarantor
                                           Worldtex,    Domestic        Foreign
                                             Inc.       Subsidiaries    Subsidiaries     Elimination    Consolidated
                                          ----------    ------------    -------------    -----------    ------------
Cash flows from operating activities:
  Net income                              $    2,151           950          2,333          (3,283)          2,151
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Undistributed earnings of
     subsidiaries                             (3,283)            -              -           3,283               -
   Depreciation and amortization                  10         1,351          1,010               -           2,371
   Provision for losses on accounts
     receivable                                    -            76             56               -             132
   Deferred income taxes                        (989)          458            109               -            (422)
  Change in assets and liabilities net
    of effects of acquisitions:
   Accounts and notes receivable                 (94)       (1,977)        (2,150)              -          (4,221)
   Inventories                                     1        (1,713)         1,180               -            (532)
   Prepaid expenses and other
     current assets                             (253)          (15)           167               -            (101)
   Accounts payable - trade and
    other current liabilities                  3,256         3,410            827               -           7,493
   Income taxes payable                          443             5             51               -             499
                                          ----------      --------       --------        --------        --------
     Net cash provided by
      operating activities                     1,242         2,545          3,583               -           7,370
                                          ----------      --------       --------        --------        --------

Cash flows from investing activities:
  Capital expenditures                            (1)       (1,871)        (1,451)              -          (3,323)
  Acquisitions, net of cash acquired           2,517             -              -          (2,517)              -
  Other investing activities                      25          (329)           (11)              -            (315)
                                          ----------      --------       --------        --------        --------
     Net cash (used in) provided
      by investing activities                  2,541        (2,200)        (1,462)         (2,517)         (3,638)
                                          ----------      --------       --------        --------        --------

Cash flows from financing activities:
  Borrowings under line of credit
     arrangements                                  -             -            925               -             925
  Payments under line of credit
     arrangements                                  -             -           (506)              -            (506)
  Borrowings under revolving credit
     facility                                      -             -              -               -               -
  Payments under revolving credit
     facility                                      -             -              -               -               -
  Advances - affiliated companies                983          (576)          (366)            (41)              -
  Other financing activities                     (31)            -            (43)           (236)           (310)
                                          ----------      --------       --------        --------        --------
     Net cash provided by (used
      in) financing activities                   952          (576)            10            (277)            109
                                          ----------      --------       --------        --------        --------
Effects of exchange rate changes in
  cash                                        (2,574)            -           (151)          2,794              69
                                          ----------      --------       --------        --------        --------
     Net increase (decrease) in
      cash                                     2,161          (231)         1,980               -           3,910
Cash at beginning of year                     10,058           321          4,493               -          14,872
                                          ----------      --------       --------        --------        --------
Cash at end of period                     $   12,219            90          6,473               -          18,782
                                          ==========      ========       ========        ========        ========



              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the three months ended March 31, 1999 were $78.0 million and earnings were $.8 million compared with sales of $69.2 million and earnings of $2.2 million for the comparable period in 1998. Operating profit plus depreciation and amortization ("EBITDA") for the three months ended March 31, 1999 and 1998 was $10.8 million and $10.0 million, respectively. Earnings per share were $.06 in the first quarter of 1999 compared to $.15 in the first quarter of 1998.

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                                  Three Months Ended
                                                      March 31,

                                                   1999      1998
                                                  ------    ------
     Net sales                                    100.0%    100.0%
                                                  ------    ------

     Gross margin                                  17.3      20.3

     Selling and administrative expense             7.5       8.4

     Goodwill amortization                          1.1        .8
                                                  ------    ------
     Operating profit                               8.7      11.1

     Interest expense                               6.3       6.6

     Other income (expense) - net                   (.6)       .3
                                                  ------    ------
     Income before income taxes                     1.8%      4.8%
                                                  ======    ======

Quarterly revenues benefited from the acquisition of a manufacturing facility from Fruit of the Loom in December 1998. That acquisition, as well as organic growth of approximately 5% in narrow elastic fabrics as compared to the first quarter of 1998, led to total sales of narrow elastic fabrics of approximately $32 million in the quarter. This comprised 41% of total revenues, which is in line with the Company's 1999 target of 40% of total revenue. Covered elastic yarn revenues were approximately $46 million in the quarter, which were approximately 3% below the first quarter of 1998. The decline was due to continued demand and currency issues in Europe, which offset quarter over quarter growth in the Americas of 5%.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Gross profit in the quarter was $13.5 million or 17.3% compared to $14.1 million or 20.3% in the first quarter of 1998. The decrease was due to higher depreciation and changes in product mix. Selling and administrative expenses and goodwill amortization in the quarter were $6.7 million or 8.7% of sales as compared to $6.4 million or 9.2% of sales in the first quarter of 1998. As a result, operating income was $6.8 million in the first quarter, compared to $7.7 million in the first quarter of 1998.

Interest expense for the three months ended March 31, 1999 increased from the corresponding period in 1998 by $.4 million due to additional debt associated with the Fruit of the Loom acquisition in December 1998.

The Company had an effective income tax rate of 42.6% for the three months ended March 31, 1999 compared to 35.7% for the same period in 1998. This increase resulted primarily because of lower taxable income in relation to non-deductible differences and a reduced state tax benefit for certain state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

Cash totaled $9.4 million at March 31, 1999, representing a net increase of $2.7 million for the three months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first three months of 1999, $6.0 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first three months of 1999, $3.0 million was utilized for the purchase and upgrading of equipment and facilities. The Company anticipates that its capital expenditures during 1999 will approximate $15 million, primarily for the purchase of equipment. In addition, the Company anticipates $3 to $5 million of the total will be spent for management information systems (see "Year 2000 Compliance" below).

EBITDA represents operating profit plus depreciation and amortization and is provided as additional information relating to the Company's debt service capacity. EBITDA for the three months ended March 31, 1999 and 1998 was $10.8 million and $10.0 million, respectively. Depreciation and amortization for the three months ended March 31, 1999 and 1998 was $3.9 million and $2.4 million, respectively. The Company had previously announced that, effective October 1, 1998, it shortened the asset lives on certain manufacturing equipment associated with its covered elastic yarn business. Asset lives for existing equipment were shortened to approximately 10 to 14 years, on average, as compared to 14 to 20 years in the past. The new policy also applies to all new capital expenditures. Annual depreciation expense for 1999 will be in an estimated range of $12 to $13 million, with the increased depreciation having no effect on EBITDA. During the first quarter, depreciation expense was $3.1 million, an increase of $1.3

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


million or 73% from the first quarter of 1998. Approximately $1.0 million of the increase resulted from the change in lives, which affected 1999 first quarter earnings per share by $.04.

Working capital was $71.3 million at March 31, 1999 and $73.1 million at December 31, 1998, reflecting a decrease of $1.8 million and current ratios of
2.5 and 2.9 respectively, at March 31, 1999 and December 31, 1998.

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

At March 31, 1999, the Company had total indebtedness of $205.6 million and $13.0 million was available for future borrowings under the domestic credit facility. In addition, at such date the Company's foreign subsidiaries had $22.7 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of March 31, 1999 were $7.2 million. The Company's most restrictive loan covenant limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

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

The Company adopted a multi-step approach in conducting the Year 2000 project consisting of: (1) identification, (2) assessment and prioritizing, (3)
remediation (including upgrading and replacement) and testing, and (4) contingency planning. The identification step was completed in April, 1998. Step two was completed in August, 1998. The Company has begun a worldwide business system replacement project that uses programs primarily from one vendor. The new systems are expected to make approximately 80 percent of the Company's business

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


computer systems Year 2000 compliant and are scheduled to be complete during the third quarter of 1999. Remediation for other information systems and computer based embedded technology systems is scheduled to be complete by December 31, 1999. The Company has initiated formal communications with its significant suppliers, customers, and other business partners to determine the extent the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. Monitoring and testing of critical system interfaces will be performed as the Year 2000 approaches.

The estimated cost for the Year 2000 project, including worldwide business system replacement, is approximately $5 to $7 million. The Company estimates that $3 to $5 million will be capitalized as hardware and software purchases. The remaining cost will be expensed as incurred during the remediation period. The Company had incurred approximately $1.8 million in costs as of March 31, 1999, primarily for the purchase of software and hardware.

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

EUROPEAN MONETARY UNION - EURO

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which are participating in the single European currency by adopting the Euro as their common currency on January 1, 1999, the date that the Euro began trading on currency exchanges. The legal currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, wire transfers can be made in the Euro with payment for goods and services in either the Euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and eventually withdraw all legacy currencies. Currency rates during the transition period will no longer be computed from one legacy to another but instead will first be converted into the Euro. The Company is addressing the issues involved with the introduction of the Euro and the impact on its business, both strategically and operationally. Based on current information, the Company does not expect the Euro conversion to have a material adverse effect on the financial position or results of operations of the Company.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are other than historical facts are intended to be "forward-looking statements" within the meaning of federal securities laws. Words such as "expects", "believes", "anticipates", "projects", "estimates", "plan", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. Risks and uncertainties include, but are not limited to, the financial strength of the apparel industry, the level of consumer spending for apparel, changing consumer preferences, the competitive pricing environment within the hosiery market segment of the apparel industry, foreign currency translation, success of new product introductions, and other risk factors. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements, which reflect management's judgment only as of the date hereof. The Company does not intend to update publicly this information to reflect new information, future events or otherwise

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in market risk during the first quarter of 1999 from that which was reported in the Company's annual report on Form 10-K for 1998 filed March 30, 1999.

                                WORLDTEX, INC.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      EXHIBIT NO.                        DESCRIPTION

      10.1 First Amendment To Credit Agreement, dated as of March 29, 1999, among Worldtex, the Guarantors, the Lenders and Nationsbank, N.A. as Agent - filed herewith.

      11.1                               Computation  of  earnings  per  share -
                                         filed herewith

      27.1                               Financial  Data  Schedule  (filed  with
                                         EDGAR only)

(b)   Reports on Form 8-K

      During the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WORLDTEX, INC.
                                          (Registrant)



Date: May 14, 1999                        By: /S/ MARTY R. KITTRELL
                                              --------------------------------
                                              Marty R. Kittrell
                                              Senior Vice President
                                              and Chief Financial Officer