Form 10-Q
period 1999-06-30
WORLDTEX INC
filed 1999-08-13
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999
Commission file number 1-11438


                                 WORLDTEX, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                            56-1789271
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


915 Tate Boulevard, S.E., Suite 106, Hickory, North Carolina        28602
         (Address of principal executive offices)                 (Zip Code)


                                (828) 322-2242
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------ ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Date                       Class            Shares Outstanding
 -----------------------   -----------------------   -----------------------
     August 6, 1999             Common Stock                14,271,171

                                 WORLDTEX, INC.

                                     INDEX
                                     -----



                                                                     PAGE NUMBER
                                                                     -----------

PART I - Financial Information

      Consolidated Statements of Operations (Unaudited) for the
      Three and Six Months Ended June 30, 1999 and 1998                   2

      Consolidated Statements of Comprehensive Income (Loss)
      (Unaudited) for the Three and Six Months Ended June 30,
      1999 and 1998                                                       2

      Consolidated Balance Sheets at June 30, 1999 (Unaudited)
      and December 31, 1998                                               3

      Consolidated Statements of Cash Flows (Unaudited) for the
      Six Months Ended June 30, 1999 and 1998                             4

      Notes to Consolidated Condensed Financial Statements
      (Unaudited)                                                         5-12

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           13-18

PART II - Other Information                                               19

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                    UNAUDITED


                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                       --------------------  --------------------
                                         1999       1998       1999        1998
                                         ----       ----       ----        ----
Net sales                               $ 73,607     66,054    151,624    135,283
Costs of goods sold                       60,090     53,236    124,579    108,413
                                       ---------  ---------  ---------  ---------

   Gross profit                           13,517     12,818     27,045     26,870
Selling and administrative expense         6,222      6,100     12,073     11,913
Goodwill amortization                        687        585      1,529      1,169
                                       ---------  ---------  ---------  ---------

   Operating profit                        6,608      6,133     13,443     13,788
Interest expense                           5,052      4,884      9,958      9,431
Other income - net                           524        109         15        345
                                       ---------  ---------  ---------  ---------

   Income before income taxes              2,080      1,358      3,500      4,702
Provision for income taxes                   820        610      1,425      1,803
                                       ---------  ---------  ---------  ---------

   Net income                           $  1,260        748      2,075      2,899
                                       =========  =========  =========  =========

Net income per share:
   Basic                               $     .09        .05        .15        .20
                                       =========  =========  =========  =========
   Diluted                             $     .09        .05        .15        .20
                                       =========  =========  =========  =========

Weighted average shares outstanding
   Basic                                  14,271     14,433     14,271     14,431
                                       =========  =========  =========  =========
   Diluted                                14,271     14,735     14,271     14,758
                                       =========  =========  =========  =========


                                 WORLDTEX, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                    UNAUDITED



                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                       --------------------  --------------------
                                         1999       1998       1999        1998
                                         ----       ----       ----        ----
Net income                              $ 1,260        748      2,075      2,899

Other comprehensive loss:

Foreign translation adjustment           (5,049)    (1,190)    (9,806)    (1,384)
                                       ---------  ---------  ---------  ---------

Comprehensive income (loss)             $(3,789)      (442)    (7,731)     1,515
                                       =========  =========  =========  =========





      See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                        June 30,    December 31,
                                                          1999         1998
                                                     ------------- -------------
                                    ASSETS             (Unaudited)

Current Assets:
   Cash and cash equivalents                              $10,830       6,715
   Accounts and notes receivable, less allowance
      for doubtful accounts of $2,128 in 1999
      and $2,041 in 1998                                   52,297      42,885
   Inventories                                             59,964      58,515
   Prepaid expenses and other current assets                4,321       3,982
                                                        ---------   ---------
      Total current assets                                127,412     112,097

Property, plant and equipment - net                       110,092     113,652
Other assets                                                9,237      12,850
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $10,952 in 1999 and $9,146 in 1998                      81,020      85,521
                                                        ---------   ---------
                                                         $327,761     324,120
                                                        =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                   $6,846       7,308
   Current installments of long-term debt                     455         525
   Accounts payable-trade and other liabilities            35,581      29,412
   Income taxes payable                                     1,712       1,700
                                                        ---------   ---------
      Total current liabilities                            44,594      38,945

Long-term debt                                            205,783     198,246
Other long-term liabilities                                   525         569
Deferred income taxes                                      11,109      12,878
                                                        ---------   ---------
      Total liabilities                                   262,011     250,638
                                                        ---------   ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                              -           -
   Common stock (shares issued of 14,701 in 1999 and          147         147
      1998)
   Paid-in capital                                         30,084      30,084
   Retained earnings                                       58,243      56,169
   Accumulated other comprehensive loss                   (20,375)    (10,569)
   Treasury stock, at cost (430 shares in 1999
      and 1998)                                            (2,349)     (2,349)
                                                        ---------   ---------
      Total stockholders' equity                           65,750      73,482
                                                        ---------   ---------

                                                         $327,761     324,120
                                                        =========   =========






    See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED


                                                           Six Months Ended
                                                               June 30,
                                                           1999        1998
                                                           ----        ----

 Cash flows from operating activities:
   Net income                                             $2,075       2,899
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                           6,195       3,639
    Amortization                                           1,529       1,169
    Provision for losses on accounts
      receivable                                             303         265
    Deferred income taxes                                   (426)     (1,162)
    Change in assets and liabilities:
      Accounts and notes receivable                      (12,022)     (4,033)
      Inventories                                         (4,140)     (1,657)
      Prepaid expenses and other current assets             (455)        190
      Accounts payable -trade and other
       current liabilities                                 7,839         (79)
      Income taxes payable                                   270       2,199
                                                        ---------   ---------
      Net cash provided by operating activities            1,168       3,430
                                                        ---------   ---------

 Cash flows from investing activities:
    Capital expenditures                                  (8,848)    (10,745)
    Other investing activities                             2,153        (177)
                                                        ---------   ---------
      Net cash used in investing activities
                                                          (6,695)    (10,922)
                                                        ---------   ---------

 Cash flows from financing activities:
    Borrowings under line of credit
      arrangements                                           367       4,860
    Payments under line of credit
      arrangements                                             -      (1,101)
    Borrowings under revolving credit
      facility                                            38,250           -
    Payments under revolving credit facility             (29,000)          -
    Borrowings under long-term loans                           -           -
    Payments under long-term loans                        (1,520)          -
    Stock issued or (reacquired), net                          0          25
    Other financing activities                             2,575         170
                                                        ---------   ---------
      Net cash provided by financing
        activities                                        10,672       3,954
                                                        ---------   ---------
 Effects of exchange rate changes on cash                 (1,030)        291
                                                        ---------   ---------
      Net increase (decrease) in cash and
        cash equivalents                                   4,115      (3,247)
 Cash and cash equivalents at beginning of year            6,715      14,872
 Cash and cash equivalents at end of year
                                                         $10,830      11,625
                                                        ---------   ---------

 Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                            $9,854       9,868
                                                        ---------   ---------
      Income taxes                                        $3,183       3,101
                                                        ---------   ---------







    See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998. The December 31, 1998 amounts included in the financial statements are derived from December 31, 1998 audited financial statements and notes thereto.

Note 2 - Summary of Significant Accounting Policies

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The major classes of inventory are as follows:

                                                                 December 31,
                                                June 30, 1999       1998
                                                -------------   -------------
     Raw materials                                $ 14,956         16,032
     Work-in-process                                16,138         14,749
     Finished goods                                 28,870         27,734
                                                 ---------      ---------
     Total inventories                            $ 59,964         58,515
                                                 =========      =========


      Property, plant and equipment is recorded at cost and depreciated primarily using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance costs are charged to expense as incurred. Property, plant and equipment consists of the following:

                                                                 December 31,
                                                June 30, 1999       1998
                                                -------------   -------------
     Land                                          $ 2,932          3,255
     Buildings and leasehold improvements           38,318         39,246
     Machinery and equipment                       112,233        111,417
                                                 ---------      ---------
                                                   153,483        153,918
     Less accumulated depreciation and              43,391         40,266
     amortization                                ---------      ---------
                                                  $110,092        113,652
                                                 =========      =========

Note 3 - New Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting standards for derivatives that qualify as fair value hedges, cash flow hedges and hedges of foreign currency exposures of net investments in foreign operations. Management is evaluating the impact of the adoption of SFAS No. 133 on the Company's financial position and operations.

Note 4 - Supplemental Consolidating Financial Information

     Long-term debt includes $175,000 of senior notes which are guaranteed by each of the U.S. subsidiaries of the Company. The guarantor subsidiaries are

             Notes to consolidated condensed financial statements
wholly-owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and nonguarantor subsidiaries.










             Notes to consolidated condensed financial statements

                                            WORLDTEX, INC.
                      Note 4 - Supplemental Consolidating Financial Information
                                        (Dollars in thousands)

Consolidating Statements of Operations
Three Months Ended June 30, 1999
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Net sales                      $      -           52,732          28,467           (7,592)         73,607

Cost of goods sold                    -           44,730          22,952           (7,592)         60,090
                               ---------        ---------       ---------        ---------       ---------

  Gross profit                        -            8,002           5,515                -          13,517

Selling and administrative
  expense                         1,051            3,488           2,370                -           6,909
                               ---------        ---------       ---------        ---------       ---------

  Operating profit (loss)        (1,051)           4,514           3,145                -           6,608

Interest expense                  4,523              143             386                -           5,052
Intercompany interest
  (income) expense               (2,651)           2,442             209                -               -
Intercompany administrative
  charges                          (654)             403             251                -               -
Other income (expense) - net        243               13             268                -             524
                               ---------        ---------       ---------        ---------       ---------
  Income (loss) before income
    taxes                        (2,026)           1,539           2,567                -           2,080

Provision (benefit) for
  income taxes                     (771)             685             906                -             820

Undistributed earnings of
  subsidiaries                    2,515                -               -           (2,515)              -
                               ---------        ---------       ---------        ---------       ---------
  Net income                   $  1,260              854           1,661           (2,515)          1,260
                               =========        =========       =========        =========       =========

Consolidating Statements of Operations
Three Months Ended June 30, 1998

                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Net sales                      $      -           37,813          32,707           (4,466)         66,054

Cost of goods sold                    -           31,617          26,085           (4,466)         53,236
                               ---------        ---------       ---------        ---------       ---------

  Gross profit                        -            6,196           6,622                -          12,818

Selling and administrative
  expense                         1,029            3,031           2,625                -           6,685
                               ---------        ---------       ---------        ---------       ---------

  Operating profit (loss)        (1,029)           3,165           3,997                -           6,133

Interest expense                  4,440              154             290                -           4,884
Intercompany interest
(income) expense                 (2,379)           2,025             354                -               -
Intercompany administrative
  charges                          (728)             477             251                -               -
Other income (expense) - net        159               13             (63)               -             109
                               ---------        ---------       ---------        ---------       ---------
  Income (loss) before income
    taxes                        (2,203)             522           3,039                -           1,358

Provision (benefit) for
  income taxes                     (626)             140           1,096                -             610

Undistributed earnings of
  subsidiaries                    2,325                -               -           (2,325)              -
                               ---------        ---------       ---------        ---------       ---------

  Net income                   $    748              382           1,943           (2,325)            748
                               =========        =========       =========        =========       =========

              Notes to consolidated condensed financial statements

                                                 WORLDTEX, INC.
                           Note 4 - Supplemental Consolidating Financial Information
                                             (Dollars in thousands)

Consolidating Statements of Operations
Six Months Ended June 30, 1999
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Net sales                      $      -          106,176          59,529          151,624         (14,081)

Cost of goods sold                    -           90,534          48,126          (14,081)        124,579

  Gross profit                        -           15,642          11,403                -          27,045
                               ---------        ---------       ---------        ---------       ---------
Selling and administrative
  expense                         1,769            7,123           4,710                -          13,602

  Operating profit (loss)        (1,769)           8,519           6,693                -          13,443
                               ---------        ---------       ---------        ---------       ---------

Interest expense                  9,052              236             670                -           9,958
Intercompany interest
  (income) expense               (5,352)           4,911             441                -               -
Intercompany administrative
  charges                        (1,308)             807             501                -               -
Other income (expense) - net        296               38            (319)               -              15
                               ---------        ---------       ---------        ---------       ---------
  Income (loss) before income
    taxes                        (3,865)           2,603           4,762                -           3,500

Provision (benefit) for
  income taxes                   (1,515)           1,237           1,703                -           1,425

Undistributed earnings of
  subsidiaries                    4,425                -               -           (4,425)              -
                               ---------        ---------       ---------        ---------       ---------

  Net income                   $  2,075            1,366           3,059           (4,425)          2,075
                               =========        =========       =========        =========       =========

Consolidating Statements of Operations
Six Months Ended June 30, 1998
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Net sales                      $      -           76,504          66,284           (7,505)        135,283


Cost of goods sold                    -           63,170          52,748           (7,505)        108,413
                               ---------        ---------       ---------        ---------       ---------

  Gross profit                        -           13,334          13,536                -          26,870

Selling and administrative
  expense                         1,758            6,226           5,098                -          13,082
                               ---------        ---------       ---------        ---------       ---------

  Operating profit (loss)        (1,758)           7,108           8,438                -          13,788

Interest expense                  8,593              292             546                -           9,431
Intercompany interest
  (income) expense               (4,618)           3,914             704                -               -
Intercompany administrative
  charges                        (1,455)             954             501                -               -
Other income (expense) - net        368               29             (52)               -             345
                               ---------        ---------       ---------        ---------       ---------

  Income (loss) before income
    taxes                        (3,910)           1,977           6,635                -           4,702

Provision (benefit) for
  income taxes                   (1,201)             645           2,359                -           1,803

Undistributed earnings of
  subsidiaries                    5,608                -               -           (5,608)              -
                               ---------        ---------       ---------        ---------       ---------

  Net income                   $  2,899            1,332           4,276           (5,608)          2,899
                               =========        =========       =========        =========       =========

              Notes to consolidated condensed financial statements


                                                 WORLDTEX, INC.
                           Note 4 - Supplemental Consolidating Financial Information
                                             (Dollars in thousands)

Consolidating Balance Sheet
June 30, 1999
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Assets
Current assets
  Cash and cash equivalents    $      -                6          10,824                -          10,830
  Accounts and notes
  receivable, net                     -           31,280          21,017                -          52,297
  Inventories                         -           37,672          22,292                -          59,964
  Prepaid expenses and other
  current assets                  3,548               80             693                -           4,321
                               ---------        ---------       ---------        ---------       ---------
   Total current assets           3,548           69,038          54,826                -         127,412

Property, plant and
equipment, net                    2,201           59,809          48,082                -         110,092
Other assets                      6,595            1,539           1,103                -           9,237
Cost in excess of net assets
  of acquired businesses, net      (192)          66,032          15,180                -          81,020
Intercompany investments        102,440                -               -         (102,440)              -
Intercompany advances           160,286           14,798               -         (175,084)              -
                               ---------        ---------       ---------        ---------       ---------
                               $274,878          211,216         119,191         (277,524)        327,761
                               =========        =========       =========        =========       =========


Liabilities and Stockholders'
Equity
Current liabilities
  Short-term borrowings        $      -                -           6,846                -           6,846
  Current installments of
  long-term debt                      -                -             455                -             455
  Accounts payable-trade and
  other liabilities               3,969           15,568          16,044                -          35,581
  Income taxes payable            1,120           (1,217)          1,809                -           1,712
                               ---------        ---------       ---------        ---------       ---------
   Total current liabilities      5,089           14,351          25,154                -          44,594

Long-term debt                  196,250            6,000           3,533                -         205,783
Other long-term liabilities           -                -             525                -             525
Deferred income taxes            (7,009)           7,699          10,419                -          11,109
Intercompany payables
                                 14,798          149,221          11,065         (175,084)              -
                               ---------        ---------       ---------        ---------       ---------
   Total liabilities            209,128          177,271          50,696         (175,084)        262,011
                               ---------        ---------       ---------        ---------       ---------
Stockholders' equity
  Preferred stock                     -                -               -                -               -
  Common stock                      147               49          34,028          (34,077)            147
  Paid-in capital                30,084           15,822               -          (15,822)         30,084

  Retained earnings              58,243           18,074          54,842          (72,916)         58,243

  Accumulated other
  comprehensive loss            (20,375)               -         (20,375)          20,375         (20,375)
  Less-treasury stock, at cost   (2,349)               -               -                -          (2,349)
                               ---------        ---------       ---------        ---------       ---------
   Total stockholders' equity
                                 65,750           33,945          68,495         (102,440)         65,750
                               $274,878          211,216         119,191         (277,524)        327,761
                               =========        =========       =========        =========       =========


                          Notes to consolidated condensed financial statements

                                            WORLDTEX, INC.
                      Note 4 - Supplemental Consolidating Financial Information
                                        (Dollars in thousands)




Consolidating Balance Sheet
December 31, 1998
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Assets
Current assets
  Cash and cash equivalents    $  2,596               14           4,105                -           6,715
  Accounts and notes
    receivable, net                   -           19,486          23,399                -          42,885
  Inventories                         -           33,815          24,700                -          58,515
  Prepaid expenses and other
    current assets                2,594              183           1,205                -           3,982
                               ---------        ---------       ---------        ---------       ---------
   Total current assets           5,190           53,498          53,409                -         112,097

Property, plant and
  equipment, net                    337           58,710          54,605                -         113,652
Other assets                      9,240            2,456           1,154                -          12,850
Cost in excess of net assets
  of acquired businesses, net         -           68,048          17,473                -          85,521
Intercompany investments        105,572                -               -         (105,572)              -
Intercompany advances           155,820           14,798               -         (170,618)              -
                               ---------        ---------       ---------        ---------       ---------
                               $276,159          197,510         126,641         (276,190)        324,120
                               =========        =========       =========        =========       =========

Liabilities and Stockholders'
Equity
Current liabilities
  Short-term borrowings        $      -                -           7,308                -           7,308
  Current installments of
    long-term debt                    -                -             525                -             525
  Accounts payable-trade and
    other liabilities             5,216            9,440          14,756                -          29,412
  Income taxes payable            1,091           (1,641)          2,250                -           1,700                  -
                               ---------        ---------       ---------        ---------       ---------
   Total current liabilities      6,307            7,799          24,839                -          38,945

Long-term debt                  187,000            6,000           5,246                -         198,246
Other long-term liabilities           -                -             569                -             569
Deferred income taxes            (5,428)           6,870          11,436                -          12,878
Intercompany payables            14,798          144,260          11,560         (170,618)              -
                               ---------        ---------       ---------        ---------       ---------
   Total liabilities            202,677          164,929          53,650         (170,618)        250,638
                               ---------        ---------       ---------        ---------       ---------

Stockholders' equity
  Common stock                      147               49          31,778          (31,827)            147
  Paid-in capital                30,084           15,822               -          (15,822)         30,084
  Retained earnings              56,169           16,710          51,782          (68,492)         56,169
  Accumulated other
    comprehensive loss          (10,569)               -         (10,569)          10,569         (10,569)
  Less-treasury stock, at cost   (2,349)               -               -                -          (2,349)
                               ---------        ---------       ---------        ---------       ---------
   Total stockholders' equity    73,482           32,581          72,991         (105,572)         73,482
                               ---------        ---------       ---------        ---------       ---------
                               $276,159          197,510         126,641         (276,190)        324,120
                               =========        =========       =========        =========       =========



             Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)


Consolidating Statements of Cash Flows
Six Months Ended June 30, 1999
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Cash flows from operating
activities:
  Net income                   $  2,075            1,366           3,059           (4,425)          2,075
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
   Undistributed earnings of
     subsidiaries                (4,425)               -               -            4,425               -
   Depreciation and
     amortization                    12            4,833           2,879                -           7,724
   Provision for losses on
     accounts receivable              -               93             210                -             303
   Deferred income taxes         (1,582)             828             328                -            (426)
  Change in assets and
  liabilities:
   Accounts and notes
     receivable                       -          (11,886)           (136)               -         (12,022)
   Inventories                        -           (3,856)           (284)               -          (4,140)
   Prepaid expenses and other
     current assets                (955)             102             398                -            (455)
   Accounts payable - trade
     and other current
     liabilities                 (1,245)           6,125           2,959                -           7,839
   Income taxes payable              29              424            (183)               -             270
   Net cash provided by        ---------        ---------       ---------        ---------       ---------
      (used in) operating
      activities                 (6,091)          (1,971)          9,230                -           1,168
                               ---------        ---------       ---------        ---------       ---------
Cash flows from investing
activities:
  Capital expenditures           (1,876)          (4,650)         (2,322)               -          (8,848)
  Acquisitions, net of cash
  acquired                       (2,250)               -               -            2,250               -
  Other investing activities        589            1,652             (88)               -           2,153
     Net cash used in          ---------        ---------       ---------        ---------       ---------
     investing activities        (3,537)          (2,998)         (2,410)           2,250          (6,695)
                               ---------        ---------       ---------        ---------       ---------

Cash flows from financing
activities:
  Borrowings under line of
    credit arrangements               -                -             367                -             367
  Payments under line of
    credit arrangements               -                -               -                -               -
  Borrowings under revolving
    credit facility              38,250                -               -                -          38,250
  Payments under revolving
    credit facility             (29,000)               -               -                -         (29,000)
  Borrowing under long-term
    loans                             -                -               -                -               -
  Payments under long-term
    loans                             -                -          (1,520)               -          (1,520)
  Stock issued or
    (reacquired), net                 -                -               -                -               -
  Advances - affiliated
    companies                    (4,465)           4,961            (742)             246               -
  Other financing activities      2,247                -           2,574           (2,246)          2,575
   Net cash provided by        ---------        ---------       ---------        ---------       ---------
    financing activities          7,032            4,961             679           (2,000)         10,672
Effects of exchange rate       ---------        ---------       ---------        ---------       ---------
  changes in cash                     -                -            (780)            (250)         (1,030)
   Net increase (decrease) in  ---------        ---------       ---------        ---------       ---------
     cash                        (2,596)              (8)          6,719                -           4,115
Cash at beginning of year         2,596               14           4,105                -           6,715
                               ---------        ---------       ---------        ---------       ---------
Cash at end of period           $     -                6          10,824                -          10,830
                               =========        =========       =========        =========       =========



              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)


Consolidating Statements of Cash Flows
Six Months Ended June 30, 1998
                                                Guarantor      Non-Guarantor
                                                 Domestic         Foreign
                              WORLDTEX, INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                              --------------   ------------    ------------     ------------    ------------
Cash flows from operating
  activities:
  Net income                    $ 2,899            1,332           4,276           (5,608)          2,899
  Adjustments to reconcile
    net income to net cash
    provided by (used in)
    operating activities:
   Undistributed earnings of
     subsidiaries                (5,608)               -               -            5,608               -
   Depreciation and
     amortization                    17            2,732           2,059                -           4,808
   Provision for losses on
     accounts receivable              -              152             113                -             265
   Deferred income taxes         (2,220)             863             195                -          (1,162)
  Change in assets and
    liabilities:
   Accounts and notes
     receivable                    (181)          (2,464)         (1,388)               -          (4,033)
   Inventories                        -           (1,865)            208                -          (1,657)
   Prepaid expenses and other
     current assets                (461)             311             340                -             190
   Accounts payable - trade
     and other current
     liabilities                 (1,043)           2,419          (1,455)               -             (79)
   Income taxes payable             927             (185)          1,457                -           2,199
     Net cash provided by      ---------        ---------       ---------        ---------       ---------
      (used in) operating
      activities                 (5,670)           3,295           5,805                -           3,430
                               ---------        ---------       ---------        ---------       ---------
Cash flows from investing
  activities:
  Capital expenditures               12           (4,752)         (6,005)               -         (10,745)
  Acquisitions, net of cash
    acquired                      1,436                -               -           (1,436)              -
  Other investing activities        139             (358)            (65)             107            (177)
   Net cash provided by (used  ---------        ---------       ---------        ---------       ---------
     in) investing Activities     1,587           (5,110)         (6,070)          (1,329)        (10,922)
                               ---------        ---------       ---------        ---------       ---------
Cash flows from financing
  activities:
  Borrowings under line of
    credit arrangements               -                -           4,860                -           4,860
  Payments under line of
    credit arrangements               -                -          (1,101)               -          (1,101)
  Borrowings under revolving
    credit facility                   -                -               -                -               -
  Payments under revolving
    credit facility                   -                -               -                -               -
  Stock issued or
    (reacquired), net                25                -               -                -              25
  Advances - affiliated
    companies                    (2,593)           1,587           1,104              (98)              -
  Other financing activities        (62)               -             527              170            (295)
   Net cash provided by (used  ---------        ---------        --------        ---------       ---------
     in) financing activities    (2,630)           1,587           5,390             (393)          3,954
Effects of exchange rate       ---------        ---------       ---------        ---------       ---------
  changes in cash                (1,387)               -             (44)             291            1,722
   Net increase (decrease) in  ---------        ---------       ---------        ---------       ---------
     cash                        (8,100)            (228)          5,081                -           (3,247)
Cash at beginning of year        10,058              321           4,493                -           14,872
                               ---------        ---------       ---------        ---------        ---------
Cash at end of period           $ 1,958               93           9,574                -           11,625
                               =========        =========       =========        =========        =========








              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,

                                     1999       1998      1999      1998
                                     ----       ----      ----      ----
Net sales                           100.0%     100.0%    100.0%    100.0%
                                    ------     ------    ------    ------

Gross margin                         18.4%      19.4%     17.8%     19.9%
                                     -----      -----     -----     -----

Selling & administrative expense      8.5%       9.2%      8.0%      8.8%
Goodwill amortization                  .9%        .9%       .9%       .9%
                                     -----      -----     -----     -----

Operating profit                      9.0%       9.3%      8.9%     10.2%

Interest expense                      6.9%       7.4%      6.6%      7.0%

Other income - net                     .7%        .2%      -. %       .3%
                                     -----      -----     -----     -----

Income before income taxes            2.8%       2.1%      2.3%      3.5%
                                     =====      =====     =====     =====

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
--------------------------------------------------------------------

For the quarter ended June 30, 1999, sales increased by $7.6 million or 11.4% compared with the 1998 quarter. In general, sales increases were attributable to higher unit volume, partially offset by lower unit pricing. Quarterly revenues benefited from the acquisition of a narrow elastics manufacturing facility from Fruit of the Loom in December 1998. This acquisition, as well as organic growth of approximately 10%, led to total sales of narrow elastic fabrics of $31.4 million compared with $20.6 million in the 1998 quarter. Covered elastic yarn sales were $42.2 million for the quarter compared with $45.5 million in the prior year, a decline of 7%. The decline was due to continued demand and currency issues in Europe, which offset year over year growth in the Americas of approximately 8%.

Gross profit for the three months ended June 30, 1999 was $13.5 million or 18.4% compared to $12.8 million or 19.4% for the same period in 1998. The decrease was due to higher depreciation and changes in product mix. Selling and administrative expenses and goodwill amortization for the three months ended June 30, 1999 were $6.9 million or 9.4% of sales as compared to $6.7 million or 10.1% of sales for the same period in 1998. As a result, operating income was $6.6 million and $6.1 million for the three months ended June 30, 1999 and June 30, 1998, respectively.

                                 WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Operating profit plus depreciation and amortization ("EBITDA") for the three months ended June 30, 1999 and 1998 was $10.4 million and $8.6 million, respectively.

Other income for the quarter increased $.4 million due to foreign currency gains. These gains offset first quarter foreign currency losses relating to certain intercompany financing transactions in 1999.

Interest expense for the three months ending June 30, 1999 increased from the corresponding period in 1998 by $.2 million due to additional debt associated with the Fruit of the Loom acquisition in December 1998.

The Company had an effective income tax rate of 39.4% for the three months ended June 30, 1999 compared to 44.9% for the same period in 1998. This decrease resulted primarily because of higher pre-tax income in relation to goodwill amortization and other non-deductible items.

As a result of the above, net income was $1.3 million and $.7 million for the three months ended June 30, 1999 and 1998, respectively. Diluted income per share was $.09 for the 1999 three month period compared with $.05 in 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
------------------------------------------------------------------

For the six months ended June 30, 1999, sales increased by $16.3 million or 12.1% compared to the six months ended June 30, 1998. In general, sales increases were attributable to higher unit volume, partially offset by lower unit pricing. The Fruit of the Loom acquisition, as well as organic growth of approximately 8%, led to total sales of narrow elastic fabrics of $63.4 million for the six months ended June 30, 1999 compared to $42.2 million for the same period of 1998. Covered elastic yarn revenues were $88.3 million for the six months ended June 30, 1999, which were approximately 5% below revenues of $93.0 million for the same period in 1998. The decline was due to continued demand and currency issues in Europe, which offset year over year growth in the Americas of approximately 7%.

Gross profit for the six months ended June 30, 1999 was $27.0 million or 17.8% compared to $26.9 million or 19.9% for the same period in 1998. The decrease was due to higher depreciation and changes in product mix. Selling and administrative expenses and goodwill amortization for the six months ended June 30, 1999 were $13.6 million or 8.9% of sales as compared to $13.1 million or 9.7% of sales for the same period in 1998. As a result, operating income was $13.4 million and $13.8 million for the six months ended June 30, 1999 and June 30, 1998, respectively.

EBITDA for the six months ended June 30, 1999 and 1998 was $21.2 million and $18.6 million, respectively.

                                 WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Interest expense for the six months ending June 30, 1999 increased from the corresponding period in 1998 by $.5 million due to additional debt associated with the Fruit of the Loom acquisition in December 1998.

The Company had an effective income tax rate of 40.7% for the six months ended June 30, 1999 compared to 38.3% for the same period in 1998. This increase resulted primarily because of lower pre-tax income in relation to goodwill amortization and other non-deductible items and a reduced state tax benefit for certain state net operating loss carryforwards.

As a result of the above, net income was $2.1 million and $2.9 million for the six months ended June 30, 1999 and 1998, respectively. Diluted income per share was $.15 for the 1999 six month period compared with $.20 in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

Cash totaled $10.8 million at June 30, 1999, representing a net increase of $4.1 million for the six months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first six months of 1999, $1.2 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first six months of 1999, $8.8 million was utilized for the purchase and upgrading of equipment and facilities. The Company anticipates that its capital expenditures during 1999 will approximate $15 million, primarily for the purchase of equipment. In addition, the Company anticipates $3 to $5 million of the total will be spent for management information systems (see "Year 2000 Compliance" below).

EBITDA is provided as additional information relating to the Company's debt service capacity. EBITDA for the six months ended June 30, 1999 and 1998 was $21.2 million and $18.6 million, respectively. Depreciation and amortization for the six months ended June 30, 1999 and 1998 was $7.7 million and $4.8 million, respectively. The Company had previously announced that, effective October 1, 1998, it shortened the asset lives on certain manufacturing equipment associated with its covered elastic yarn business. Asset lives for existing equipment were shortened to approximately 10 to 14 years, on average, as compared to 14 to 20 years in the past. The new policy also applies to all new capital expenditures. Annual depreciation expense for 1999 will be in an estimated range of $12 to $13 million, with the increased depreciation having no effect on EBITDA. During the first six months, depreciation expense was $6.2 million, an increase of $2.6 million or 70.2% from the same period ended 1998. Approximately $2.0 million of

                                 WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


the increase resulted from the change in lives, which affected the six months ended June 30, 1999 earnings per share by $.08.

Working capital was $82.8 million at June 30, 1999 and $73.2 million at December 31, 1998, reflecting a increase of $9.6 million and current ratios of 2.9 at June 30, 1999 and December 31, 1998.

The Company has a domestic revolving credit facility that provides for revolving credit borrowings in an aggregate principal amount of up to $25.0 million. The revolving credit facility terminates and all amounts borrowed thereunder will be due December 1, 2002. Loans under the revolving credit facility bear interest at rates based upon a base rate (the higher of the Bank of America, N.A. prime rate or the Federal Funds rate), certificates of deposit rates or Eurodollar rates, in each case plus an applicable margin. Loans under the revolving credit facility are guaranteed by all U.S. subsidiaries of the Company and are required to be secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the non-U.S. subsidiaries.

At June 30, 1999, the Company had indebtedness of $21.3 million and $3.7 million was available for future borrowings under the domestic credit facility. In addition, at such date the Company's foreign subsidiaries had $22.0 million of U.S. dollar equivalent credit availability under bank lines of credit, of which $6.8 million was outstanding as of June 30, 1999. The Company's most restrictive loan covenant limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

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

The Company adopted a multi-step approach in conducting the Year 2000 project consisting of: (1) identification, (2) assessment and prioritizing, (3)
remediation (including upgrading and replacement) and testing, and (4) contingency planning. The identification step was completed in April 1998. Step two was completed in August 1998. The Company has begun a worldwide business system replacement project that uses programs primarily from one vendor. The new

                                 WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


systems are expected to make approximately 80 percent of the Company's business computer systems Year 2000 compliant and are scheduled to be complete during the third quarter of 1999. Remediation for other information systems and computer based embedded technology systems is approximately 50 percent complete and is scheduled to be complete by December 31, 1999. The Company has initiated formal communications with its significant suppliers, customers, and other business partners to determine the extent the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. Monitoring and testing of critical system interfaces will be performed as the Year 2000 approaches.

The estimated cost for the Year 2000 project, including worldwide business system replacement, is approximately $5 to $7 million. The Company estimates that $3 to $5 million will be capitalized as hardware and software purchases. The remaining cost will be expensed as incurred during the remediation period. The Company had incurred approximately $2.8 million in external costs as of June 30, 1999, primarily for the purchase of software and hardware.

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

EUROPEAN MONETARY UNION - EURO
------------------------------

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which are participating in the single European currency by adopting the Euro as their common currency on January 1, 1999, the date that the Euro began trading on currency exchanges. The legal currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, wire transfers can be made using the Euro with payment for goods and services in either the Euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and eventually withdraw all legacy currencies. Currency rates during the transition period will no longer be computed from one legacy to another but instead will first be converted into the Euro. The Company is addressing the issues involved with the introduction of the Euro and the impact on its business, both strategically and operationally. Based on current information, the Company does not expect the Euro conversion to have a material adverse effect on the financial position or results of operations of the Company.

                                 WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are other than historical facts are intended to be "forward-looking statements" within the meaning of federal securities laws. Words such as "expects", "believes", "anticipates", "projects", "estimates", "plan", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. Risks and uncertainties include, but are not limited to, the financial strength of the apparel industry, the level of consumer spending for apparel, changing consumer preferences, the competitive pricing environment within the apparel industry, foreign currency translation, success of new product introductions, and other risk factors. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements, which reflect management's judgment only as of the date hereof. The Company does not intend to update publicly this information to reflect new information, future events or otherwise

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There has been no significant change in market risk during the first six months of 1999 from that which was reported in the Company's annual report on Form 10-K for 1998 filed March 30, 1999.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 20, 1999. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:


NAME                           AUTHORITY FOR     WITHHELD
----                           -------------     --------
John B. Fraser                   9,828,592       134,056
Willi Roelli                     9,807,186       155,462
Michael B. Wilson                9,828,592       134,056



In addition, the terms as directors of the Company of Claude D. Egler, Salim M. Ibrahim, Barry D. Setzer, and John K. Ziegler continued after the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit No.    Description

         10.1 Second Amendment to Credit Agreement and Waiver, dated as of June 29, 1999, among Worldtex, the Guarantors, the Lenders and NationsBank, N.A., as Agent - filed herewith

         11.1           Computation of earnings per share - filed herewith

         27.1           Financial Data Schedule (filed with EDGAR only)

   (b)   Reports on Form 8-K.

         During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                WORLDTEX, INC.
                                                (Registrant)


Date: August 13, 1999                           By:  /S/ MARTY R. KITTRELL
                                                     ----------------------
                                                     Marty R. Kittrell
                                                     Senior Vice President
                                                     and Chief Financial
                                                     Officer