Form 10-Q
period 1999-09-30
WORLDTEX INC
filed 1999-11-15
CIK 892604

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999
Commission file number 1-11438

                                WORLDTEX, INC.
            (Exact name of registrant as specified in its charter)


                       Delaware                                56-1789271
           (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                Identification No.)

 915 Tate Boulevard, S.E., Suite 106, Hickory,                   28602
                  North Carolina                               (Zip Code)
       (Address of principal executive offices)

                                (828) 322-2242
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         X       No
        ----------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Date                         Class                 Shares Outstanding
------------------------      ----------------------      ----------------------
   November 3, 1999               Common Stock                  14,271,171

                                WORLDTEX, INC.

                                    INDEX


                                                                     PAGE NUMBER

PART I - Financial Information

      Consolidated Statements of Operations (Unaudited) for the
      Three and Nine Months Ended September 30, 1999 and 1998            2

      Consolidated Statements of Comprehensive Income (Loss)
      (Unaudited) for the Three and Nine Months Ended September          2
      30, 1999 and 1998

      Consolidated Balance Sheets at September 30, 1999
      (Unaudited)                                                        3
      and December 31, 1998

      Consolidated Statements of Cash Flows (Unaudited) for the
                                                                         4
      Nine Months Ended September 30, 1999 and 1998

      Notes to Consolidated Condensed Financial Statements               5-12
      (Unaudited)

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          13-18

PART II - Other Information                                              19

                                WORLDTEX, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                  UNAUDITED


                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1999       1998       1999       1998
                                         ----       ----       ----       ----

Net sales                              $69,721     59,801     221,345    195,084
Costs of goods sold                     59,492     50,761     184,071    159,174
                                        ------     ------     -------    -------

   Gross profit                         10,229      9,040      37,274     35,910
Selling & administrative expense         5,660      5,116      17,734     17,029
Goodwill amortization                      719        560       2,247      1,729
                                        ------     ------      ------     ------

   Operating profit                      3,850      3,364      17,293     17,152
Interest expense                         5,007      4,824      14,965     14,255
Other income (expense) - net              (402)       (90)       (387)       255
                                        ------     ------      ------     ------

   Income (loss) before income taxes    (1,559)    (1,550)      1,941      3,152
Provision (benefit) for income taxes      (847)      (489)        578      1,314
                                        -------    ------      ------     ------

   Net income (loss)                    $ (712)    (1,061)      1,363      1,838
                                        ======     ======      ======     ======

Net income (loss) per share:
   Basic                                $ (.05)      (.07)        .10        .13
                                        ======     ======     =======    =======
   Diluted                              $ (.05)      (.07)        .10        .13
                                        ======     ======     =======    =======

Weighted average shares outstanding
   Basic                                14,271     14,341      14,271     14,401
                                        ======     ======      ======     ======
   Diluted                              14,271     14,341      14,271     14,642
                                        ======     ======      ======     ======

                                WORLDTEX, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)
                                  UNAUDITED

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1999       1998        1999        1998
                                         ----       ----        ----        ----
Net income (loss)                       $ (712)    (1,061)      1,363      1,838

Other comprehensive income (loss),
 net of tax:

   Foreign translation adjustment        1,748      3,609      (8,058)     2,225
                                        ------     ------      ------     ------

      Comprehensive income (loss)       $1,036      2,548      (6,695)     4,063
                                        ======     ======      ======     ======


     See accompanying notes to consolidated condensed financial statements

                                WORLDTEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                      September 30, December 31,
                                                          1999         1998
                                                          ----         ----
                              ASSETS                   (Unaudited)
Current assets:
   Cash and cash equivalents                            $ 9,688        6,715
   Accounts and notes receivable, less allowance for
      doubtful accounts of $2,216 in 1999 and $2,041
      in 1998                                            49,731       42,885
   Inventories                                           59,167       58,515
   Prepaid expenses and other current assets              3,590        3,982
                                                      ---------     --------
      Total current assets                              122,176      112,097

Property, plant and equipment - net                     113,166      113,652
Other assets                                              8,444       12,850
Cost in excess of net assets of acquired businesses,
   net of accumulated amortization of $11,043 in 1999    80,617       85,521
   and $9,146 in 1998                                 ---------     --------
                                                       $324,403      324,120
                                                      =========     ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                $ 6,715        7,308
   Current installments of long-term debt                   369          525
   Accounts payable-trade and other liabilities          38,677       29,412
   Income taxes payable                                   1,953        1,700
                                                      ---------     --------
      Total current liabilities                          47,714       38,945

Long-term debt                                          197,833      196,319
Other long-term liabilities                               2,531        2,496
Deferred income taxes                                     9,538       12,878
                                                      ---------    ---------
      Total liabilities                                 257,616      250,638
                                                      ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                            -            -
   Common stock (shares issued of 14,701 in 1999
    and 1998)                                               147          147
   Paid-in capital                                       30,084       30,084
   Retained earnings                                     57,532       56,169
   Accumulated other comprehensive loss                 (18,627)     (10,569)
   Treasury stock, at cost (430 shares in 1999           (2,349)      (2,349)
    and 1998)                                          ---------   ---------
      Total stockholders' equity                         66,787       73,482
                                                       --------    ---------

                                                       $324,403      324,120
                                                       ========    =========


     See accompanying notes to consolidated condensed financial statements

                                WORLDTEX, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  UNAUDITED

                                                           Nine Months Ended
                                                             September 30,
                                                           1999         1998
                                                           ----         ----
Cash flows from operating activities:
  Net income                                              $1,363       1,838
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           9,364       5,473
    Amortization                                           2,247       1,729
    Provision for losses on accounts receivable              480         399
    Deferred income taxes                                 (2,305)     (2,105)
    Change in assets and liabilities:
      Accounts and notes receivable                      (10,278)       (387)
      Inventories                                         (3,534)     (1,470)
      Prepaid expenses and other current assets              271         301
      Accounts payable - trade and other liabilities      11,453       2,518
      Income taxes payable                                   532       1,964
                                                       ---------   ---------
      Net cash provided by operating activities            9,593      10,260
                                                       ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                   (13,280)    (14,970)
  Other investing activities                               1,704          68
                                                       ---------   ---------
    Net cash used in investing activities                (11,576)    (14,902)
                                                      ----------  ----------

Cash flows from financing activities:
  Borrowings under line of credit arrangements               866       7,725
  Payments under line of credit arrangements                   -      (1,884)
  Borrowings under revolving credit facility              71,600           -
  Payments under revolving credit facility               (68,390)          -
  Payments under long-term loans                          (1,520)          -
  Stock issued or (reacquired), net                            -        (825)
  Other financing activities                               3,121        (331)
                                                       ---------   ---------
    Net cash provided by financing activities              5,677       4,685
                                                       ---------   ---------
Effects of exchange rate changes on cash                    (721)      1,611
                                                       ---------   ---------
    Net increase in cash and cash equivalents              2,973       1,654
Cash and cash equivalents at beginning of year             6,715      14,872
                                                       ---------   ---------
Cash and cash equivalents at end of period                $9,688      16,526
                                                       =========   =========

Supplemental  disclosure of cash flow
 information:
  Cash paid during the period for:

    Interest                                             $10,862     10,606
                                                       =========  =========
    Income taxes                                          $2,351     $1,455
                                                       ---------  =========



     See accompanying notes to consolidated condensed financial statements

                                WORLDTEX, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED
                            (Dollars in thousands)

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods reported hereon. The Company changed the functional currency for its subsidiary in Colombia, South America, from the Colombian peso to the United States dollar effective July 1, 1999 because cash flows derived from its operations are mostly denominated in United States dollars. Translation adjustments for prior periods remain in the cumulative translation adjustment account within stockholders' equity. The accounting basis for nonmonetary assets in the current and subsequent periods is the translated amounts as of July 1, 1999. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998. The December 31, 1998 amounts included in the financial statements are derived from December 31, 1998 audited financial statements and notes thereto. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact net income as previously reported.

Note 2 - Summary of Significant Accounting Policies

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The major classes of inventory are as follows:

                                                  September 30,    December 31,
                                                     1999             1998
                                                     ----             ----
      Raw materials                               $  15,162           16,032
      Work-in-process                                16,443           14,749
      Finished goods                                 27,562           27,734
                                                  ---------        ---------
        Total inventories                         $  59,167           58,515
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

             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED
                            (Dollars in thousands)

                                                  September 30,    December 31,
                                                     1999             1998
                                                     ----             ----
      Land                                        $   2,982            3,255
      Buildings and leasehold improvements           39,283           39,246
      Machinery and equipment                       117,885          111,417
                                                  ---------        ---------
                                                    160,150          153,918
      Less accumulated depreciation and              46,984           40,266
       amortization                                ---------        ---------
                                                  $ 113,166          113,652
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

             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                            (Dollars in thousands)

Consolidating Statements of
Operations Three Months Ended
September 30, 1999

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
  Net sales                      $       -         50,624          23,939        (4,842)         69,721

  Cost of goods sold                     -         45,059          19,275        (4,842)         59,492
                                 ---------      ---------       ---------     ---------       ---------

    Gross profit                         -          5,565           4,664             -          10,229

  Selling and administrative           762          3,401           2,216             -           6,379
   expense                       ---------      ---------       ---------     ---------       ---------

    Operating profit (loss)           (762)         2,164           2,448             -           3,850

  Interest expense                   4,767             69             171             -           5,007
  Intercompany interest
   (income) expense                 (2,349)         2,121             228             -               -
  Intercompany administrative
   charges                            (686)           435             251             -               -
  Other income (expense) - net        (753)           382             (31)            -            (402)
                                 ---------      ---------       ---------     ---------       ---------
    Income (loss) before income
     taxes                          (3,247)           (79)          1,767             -          (1,559)

  Provision (benefit) for
   income taxes                     (1,187)            55             285             -            (847)

  Undistributed earnings of          1,348              -               -        (1,348)              -
   subsidiaries                  ---------      ---------       ---------     ---------       ---------

    Net income (loss)              $  (712)          (134)          1,482        (1,348)           (712)
                                 =========      =========       =========     =========       =========

Consolidating Statements of
Operations Three Months Ended
September 30, 1998

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
Net sales                          $     -         36,553          28,231        (4,983)         59,801

Cost of goods sold                       -         32,587          23,157        (4,983)         50,761
                                 ---------      ---------       ---------     ---------       ---------

  Gross profit                           -          3,966           5,074             -           9,040

Selling and administrative             671          2,831           2,174             -           5,676
 expense                         ---------      ---------       ---------     ---------       ---------

  Operating profit (loss)             (671)         1,135           2,900             -           3,364
                                     4,433            146             245             -           4,824
Interest expense
Intercompany interest (income)
 expense                            (2,351)         2,052             299             -               -
Intercompany administrative
 charges                              (716)           465             251             -               -
Other income (expense) - net            70             16            (176)            -             (90)
                                 ---------      ---------       ---------     ---------       ---------

  Income (loss) before income
   taxes                            (1,967)        (1,512)          1,929             -          (1,550)

Provision (benefit) for
 income taxes                         (545)          (651)            707             -            (489)

Undistributed earnings of              361              -               -          (361)              -
 subsidiaries                     ---------      ---------       ---------     ---------       ---------

  Net income (loss)                $(1,061)          (861)          1,222          (361)         (1,061)
                                 =========      =========       =========     =========       =========

             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                            (Dollars in thousands)

Consolidating Statements of
Operations Nine Months Ended
September 30, 1999

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------

Net sales                          $     -        156,800          83,469       (18,924)        221,345

Cost of goods sold                       -        135,594          67,401       (18,924)        184,071
                                 ---------      ---------       ---------     ---------       ---------

  Gross profit                           -         21,206          16,068             -          37,274

Selling and administrative           2,531         10,525           6,925             -          19,981
 expense                         ---------      ---------       ---------     ---------       ---------

  Operating profit (loss)           (2,531)        10,681           9,143             -          17,293

Interest expense                    13,819            305             841             -          14,965
Intercompany interest
 (income) expense                   (7,701)         7,032             669             -               -
Intercompany administrative
 charges                            (1,994)         1,242             752             -               -
Other income (expense) - net          (458)           421            (350)            -            (387)
                                 ---------      ---------       ---------     ---------       ---------

  Income (loss) before income
   taxes                            (7,113)         2,523           6,531             -           1,941

Provision (benefit) for
 income taxes                       (2,702)         1,292           1,988             -             578

Undistributed earnings of            5,774              -               -        (5,774)              -
 subsidiaries                    ---------      ---------       ---------     ---------       ---------

  Net income                       $ 1,363          1,231           4,543        (5,774)          1,363
                                 =========      =========       =========     =========       =========

Consolidating Statements of
Operations Nine Months Ended
September 30, 1998

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
Net sales                          $     -        113,057          94,515       (12,488)        195,084

Cost of goods sold                       -         95,757          75,905       (12,488)        159,174
                                 ---------      ---------       ---------     ---------       ---------

  Gross profit                           -         17,300          18,610             -          35,910

Selling and administrative           2,429          9,057           7,272             -          18,758
 expense                         ---------      ---------       ---------     ---------       ---------

  Operating profit (loss)           (2,429)         8,243          11,338             -          17,152

Interest expense                    13,026            438             791             -          14,255
Intercompany interest
 (income) expense                   (6,969)         5,966           1,003             -               -
Intercompany administrative
 charges                            (2,171)         1,419             752             -               -
Other income (expense) - net           438             45            (228)            -             255
                                 ---------      ---------       ---------     ---------       ---------

  Income (loss) before income
   taxes                            (5,877)           465           8,564             -           3,152

Provision (benefit) for
 income taxes                       (1,746)            (6)          3,066             -           1,314

Undistributed earnings of            5,969              -               -        (5,969)              -
 subsidiaries                    ---------      ---------       ---------     ---------       ---------

  Net income                       $ 1,838            471           5,498        (5,969)          1,838
                                 =========      =========       =========     =========       =========

             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                            (Dollars in thousands)


Consolidating Balance Sheet
September 30,1999

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
Assets
Current assets
  Cash and cash equivalents        $     -             93           9,595             -           9,688
  Accounts and notes
    receivable, net                    207         28,377          21,147             -          49,731
  Inventories                            -         38,249          20,918             -          59,167
  Prepaid expenses and other         2,836            164             590             -           3,590
     current assets              ---------      ---------       ---------     ---------       ---------
    Total current assets             3,043         66,883          52,250             -         122,176

Property, plant and equipment,
 net                                 3,909         59,923          49,334             -         113,166

Other assets                         7,364            310             770             -           8,444
  Cost in excess of net
    assets of acquired
    businesses, net                      -         65,181          15,436             -          80,617
Intercompany investments           107,367              -               -      (107,367)              -
Intercompany advances              138,679              -               -      (138,679)              -
                                 ---------      ---------       ---------     ---------       ---------
                                  $260,362        192,297         117,790      (246,046)        324,403
                                 =========      =========       =========     =========       =========

Liabilities and Stockholders'
Equity
Current liabilities
  Short-term borrowings            $     -              -           6,715             -           6,715
  Current installments of
    long-term debt                       -              -             369             -             369
  Accounts payable-trade and
    other liabilities               10,618         15,028          13,031             -          38,677
  Income taxes payable               1,138         (1,148)          1,963             -           1,953
   (refundable)                  ---------      ---------       ---------     ---------       ---------
    Total current liabilities       11,756         13,880          22,078             -          47,714

Long-term debt                     190,210          6,000           1,623             -         197,833
Other long-term liabilities              -              -           2,531             -           2,531
Deferred income taxes               (8,391)         7,837          10,092             -           9,538
Intercompany payables                    -        130,769           7,910      (138,679)             -
                                 ---------      ---------       ---------     ---------       ---------
    Total liabilities              193,575        158,486          44,234      (138,679)        257,616
                                 ---------      ---------       ---------     ---------         -------

Stockholders' equity
  Preferred stock                        -              -               -             -               -
  Common stock                         147             49          35,859       (35,908)            147
  Paid-in capital                   30,084         15,822               -       (15,822)         30,084
  Retained earnings                 57,532         17,940          56,324       (74,264)         57,532
  Accumulated other
    comprehensive loss             (18,627)             -         (18,627)       18,627         (18,627)
  Less-treasury stock, at cost      (2,349)             -               -             -          (2,349)
                                 ---------      ---------       ---------     ---------       ---------
    Total stockholders' equity      66,787         33,811          73,556      (107,367)         66,787
                                 ---------      ---------       ---------     ---------       ---------
                                  $260,362        192,297         117,790      (246,046)        324,403
                                 =========      =========       =========     =========       =========


             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                            (Dollars in thousands)

Consolidating Balance Sheet
December 31, 1998

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
Assets
Current assets
  Cash and cash equivalents        $ 2,596             14           4,105             -           6,715
  Accounts and notes
   receivable, net                       -         19,486          23,399             -          42,885
  Inventories                            -         33,815          24,700             -          58,515
  Prepaid expenses and other         2,594            183           1,205             -           3,982
   current assets                ---------      ---------       ---------     ---------       ---------

   Total current assets              5,190         53,498          53,409             -         112,097

Property, plant and equipment,
 net                                   337         58,710          54,605             -         113,652
Other assets                         9,240          2,456           1,154             -          12,850
Cost in excess of net assets of
  acquired businesses, net               -         68,048          17,473             -          85,521
Intercompany investments           105,572              -               -      (105,572)              -
Intercompany advances              155,820         14,798               -      (170,618)              -
                                 ---------      ---------       ---------     ---------       ---------
                                  $276,159        197,510         126,641      (276,190)        324,120
                                 =========      =========       =========     =========       =========

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings            $     -              -           7,308             -           7,308
  Current installments of
   long-term debt                        -              -             525             -             525
  Accounts payable-trade and other
   liabilities                       5,216          9,440          14,756             -          29,412
  Income taxes payable               1,091         (1,641)          2,250             -           1,700
   (refundable)                  ---------      ---------       ---------     ---------       ---------
   Total current liabilities         6,307          7,799          24,839             -          38,945

Long-term debt                     187,000          6,000           3,319             -         196,319
Other long-term liabilities              -              -           2,496             -           2,496
Deferred income taxes               (5,428)         6,870          11,436             -          12,878
Intercompany payables               14,798        144,260          11,560      (170,618)              -
                                 ---------      ---------       ---------     ---------       ---------
   Total liabilities               202,677        164,929          53,650      (170,618)        250,638
                                 ---------      ---------       ---------     ---------       ---------

Stockholders' equity
  Common stock                         147             49          31,778       (31,827)            147
  Paid-in capital                   30,084         15,822               -       (15,822)         30,084
  Retained earnings                 56,169         16,710          51,782       (68,492)         56,169
  Accumulated other
   comprehensive loss              (10,569)             -         (10,569)        10,569        (10,569)
  Less-treasury stock, at cost      (2,349)             -               -             -          (2,349)
                                 ---------      ---------       ---------     ---------       ---------
   Total stockholders' equity       73,482         32,581          72,991      (105,572)         73,482
                                 ---------      ---------       ---------     ---------       ---------
                                  $276,159        197,510         126,641      (276,190)        324,120
                                  ========      =========       =========     =========       =========


             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                            (Dollars in thousands)

Consolidating Statements of
Cash Flows Nine Months Ended
September 30, 1999

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
Cash flows from operating
 activities:
Net income                         $ 1,363          1,231           4,543        (5,774)          1,363
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
    Undistributed earnings of
     subsidiaries                   (5,774)             -               -         5,774               -
    Depreciation and
     amortization                       21          7,270           4,320             -          11,611
    Provision for losses on
     accounts receivable                 -            166             314             -             480
    Deferred income taxes           (2,965)           968            (308)            -          (2,305)
    Change in assets and
     liabilities:
    Accounts and notes
     receivable                       (204)        (9,058)         (1,016)            -         (10,278)
    Inventories                          -        (4,434)             900             -          (3,534)
    Prepaid expenses and
     other current assets             (243)            19             495             -             271
    Accounts payable - trade
     and other liabilities           5,403          5,587             463             -          11,453
    Income taxes payable                47            493              (8)            -             532
                                 ---------      ---------       ---------     ---------       ---------
     Net cash provided by
      (used in) operating           (2,352)         2,242           9,703             -           9,593
      activities                 ---------      ---------       ---------     ---------       ---------

Cash flows from investing
 activities:
  Capital expenditures              (3,593)        (5,862)          (3,825)           -         (13,280)
  Acquisitions, net of cash
   acquired                         (4,080)             -               -         4,080               -
  Other investing activities          (371)         1,792             283             -           1,704
                                 ---------      ---------       ---------     ---------       ---------
  Net cash used in investing        (8,044)        (4,070)         (3,542)        4,080         (11,576)
   activities                    ---------      ---------       ---------     ---------       ---------

Cash flows from financing
 activities:
  Borrowings under line of
   credit arrangements                   -              -             866             -             866
  Payments under line of
   credit arrangements                   -              -               -             -               -
  Borrowings under revolving
   credit facility                  71,600              -               -             -          71,600
  Payments under revolving
   credit facility                 (68,390)             -               -             -         (68,390)
  Borrowing under long-term
   loans                                 -              -               -             -               -
  Payments under long-term
   loans                                 -              -          (1,520)            -          (1,520)
  Stock issued or
   (reacquired), net                     -              -               -             -               -
  Advances (repayments) -
   affiliated    companies           2,343          1,907          (3,583)         (667)              -
  Other financing activities         2,247              -           3,878        (3,004)          3,121
                                 ---------      ---------       ---------     ---------       ---------
   Net cash provided by
    financing activities             7,800          1,907            (359)       (3,671)          5,677
                                 ---------      ---------      ----------     ---------       ---------
Effects of exchange rate                 -              -            (312)         (409)           (721)
 changes in cash                 ---------      ---------      ----------    ----------      ----------
   Net increase (decrease) in
    cash                            (2,596)            79           5,490             -           2,973
Cash at beginning of year            2,596             14           4,105             -           6,715
                                 ---------      ---------       ---------     ---------       ---------
Cash at end of period              $     -             93           9,595             -           9,688
                                 =========      =========       =========     =========       =========

             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 4 - Supplemental Consolidating Financial Information
                            (Dollars in thousands)


Consolidating Statements of
Cash Flows Nine Months Ended
September 30, 1998

                                                 Guarantor     Non-Guarantor
                                                  Domestic        Foreign
                               Worldtex, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                               --------------   ------------   ------------    ------------   ------------
Cash flows from operating
 activities:
Net income                         $ 1,838            471           5,498        (5,969)          1,838
Adjustments to reconcile net
  income to net cash
  provided by (used in)
  operating activities:
   Undistributed earnings of
    subsidiaries                    (5,969)            -                -         5,969               -
   Depreciation and
    amortization                        23          4,066           3,113             -           7,202
   Provision for losses on
    accounts receivable                  -            229             170             -             399
   Deferred income taxes            (2,764)           533             126             -          (2,105)
   Change in assets and
    liabilities:
    Accounts and notes receivable     (195)          (880)            688             -            (387)
    Inventories                          -         (3,172)          1,702             -          (1,470)
    Prepaid expenses and
     other current assets             (576)           396             481             -             301
   Accounts payable - trade
    and other liabilities            3,394          1,378          (2,254)            -           2,518
   Income taxes payable                704           (234)          1,494             -           1,964
                                 ---------     ----------       ---------     ---------       ---------
    Net cash provided by
     (used in) operating            (3,545)         2,787          11,018             -          10,260
     activities                  ---------      ---------        --------     ---------       ---------

Cash flows from investing
 activities:
  Capital expenditures                (107)        (6,795)         (8,068)            -         (14,970)
  Acquisitions, net of cash
   acquired                         (2,209)             -               -         2,209               -
  Other investing activities           216           (169)            (88)          109              68
                                 ---------      ---------       ---------     ---------       ---------
   Net cash used in                 (2,100)        (6,964)         (8,156)        2,318         (14,902)
    investing activities         ---------      ---------       ---------     ---------       ---------

Cash flows from financing
  activities:
  Borrowings under line of
   credit arrangements                   -              -           7,725             -           7,725
  Payments under line of
   credit arrangements                   -              -          (1,884)            -          (1,884)
  Borrowings under revolving
   credit facility                       -              -               -             -               -
  Payments under revolving
   credit facility                       -              -               -             -               -
  Stock issued or
   (reacquired), net                  (825)             -               -             -            (825)
  Advances (repayments) -
   affiliated companies             (2,885)         3,895            (930)          (80)              -
  Other financing activities           (94)             -             526          (763)           (331)
                                 ---------      ---------       ---------    ----------      ----------
   Net cash provided by
    (used in) financing             (3,804)         3,895           5,437          (843)          4,685
    activities                   ---------      ---------       ---------     ---------       ---------
Effects of exchange rate             2,224              -             862        (1,475)          1,611
  changes in cash                ---------      ---------       ---------    ----------       ---------
   Net increase (decrease)
    in cash                         (7,225)          (282)          9,161             -           1,654
Cash at beginning of year           10,058            321           4,493             -          14,872
                                 ---------      ---------       ---------     ---------       ---------
Cash at end of period              $ 2,833             39          13,654             -          16,526
                                 =========      =========       =========     =========       =========


             Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentages which certain income and expense items bear to net sales:


                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                   1999       1998        1999         1998
                                   ----       ----        ----         ----

Net sales                         100.0%      100.0%      100.0%      100.0%
                                  ------     -------      ------      ------

Gross margin                       14.6%       15.1%       16.9%       18.4%
                                 -------     -------     -------     -------

Selling & administrative expense    8.2%        8.5%        8.0%        8.7%
Goodwill amortization                .9%        1.0%        1.1%         .9%
                                 -------     -------     -------     -------

Operating profit                    5.5%        5.6%        7.8%        8.8%

Interest expense                    7.2%        8.1%        6.8%        7.3%

Other income (expense) - net        (.6%)       (.1%)       (.1%)        .1%
                                 -------     -------     -------     -------

Income (loss) before income
    taxes                          (2.3%)      (2.6%)        .9%        1.6%
                                 =======     =======     =======     =======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998:

For the quarter ended September 30, 1999, sales increased by $9.9 million or 16.6% compared with the same quarter in 1998. In general, sales increases were attributable to higher unit volume, partially offset by lower unit pricing. Quarterly revenues in 1999 benefited from the acquisition of a manufacturing facility from Fruit of the Loom in December 1998. This acquisition, as well as organic growth of approximately 22%, led to total sales of narrow elastic fabrics of $30.8 million compared with $18.1 million in the 1998 quarter. Covered elastic yarn sales were $38.9 million for the quarter compared with $41.7 in the prior year, a decline of 6.7%. The decline was due to continued demand and currency issues in Europe, which offset year over year growth in the Americas of approximately 4%.

Gross profit for the three months ended September 30, 1999 was $10.2 million or 14.6% of sales compared to $9.0 million or 15.1% of sales for the same period in 1998. The decrease in margin was due to higher depreciation, changes in product mix, start-up costs for new narrow elastics programs and reduced production in covered yarn. Selling and administrative expenses and goodwill amortization for the three months ended September 30, 1999 were $6.4 million or 9.1% of sales as compared to $5.7 million or 9.5% of sales for the same period in 1998. Disregarding one-time severance costs of $.2 million associated with the relocation of the Company's Canadian conventional covered yarn manufacturing

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

operations, selling and administrative expenses and goodwill amortization for the quarter ended September 30, 1999 was $6.1 million or 8.8% of sales. Operating income was $3.9 million and $3.4 million for the three months ended September 30, 1999 and 1998, respectively. Excluding one-time severance costs, operating income for the quarter ended September 30, 1999 was $4.1 million.

Operating profit plus depreciation and amortization ("EBITDA"), excluding one-time severance costs, for the three months ended September 30, 1999 and 1998 was $8.0 million and $5.8 million, respectively.

Other expense for the quarter increased $.3 million due to foreign currency losses primarily related to certain French intercompany financings.

Interest expense for the three months ended September 30, 1999 increased from the corresponding period in 1998 by $.2 million due to additional debt associated with the Fruit of the Loom acquisition in December 1998.

The Company had a tax benefit of 54.3% for the three months ended September 30, 1999 compared to 31.5% for the same period in 1998. As a result of a decrease in the French statutory tax rate, the Company recorded a tax benefit of approximately $.4 million to decrease the carrying value of net deferred income tax assets and liabilities for the French operations. Excluding the benefit resulting from the reduction in the French statutory tax rate, the tax benefit for the three months ended September 30, 1999 was 28.7%, reflecting a low pre-tax loss in relation to goodwill amortization and other non-deductible items.

As a result of the above, the three months ended September 30, 1999 and 1998, resulted in a net loss of $.7 million and $1.1 million, respectively. Diluted loss per share was $.05 for the 1999 three month period compared with $.07 in 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998:

For the nine months ended September 30, 1999, sales increased by $26.2 million or 13.4% compared to the nine months ended September 30, 1998. In general, sales increases were attributable to higher unit volume, partially offset by lower unit pricing. The Fruit of the Loom acquisition, as well as organic growth of approximately 12%, led to total sales of narrow elastic fabrics of $94.2 million for the nine months ended September 30, 1999 compared to $60.3 million for the same period of 1998. This comprised 42.6% of total revenues, which is in line with the Company's 1999 target of 40% of total revenue. Covered elastic yarn revenues were $127.1 million for the nine months ended September 30, 1999, which were approximately 5.7% below revenues of $134.8 million for the same period in 1998. The decline was due to continued demand and currency issues in Europe, which offset year over year growth in the Americas of approximately 5.7%.

Gross profit for the nine months ended September 30, 1999 was $37.3 million or 16.9% of sales compared to $35.9 million or 18.4% of sales for the same period

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

in 1998. The decrease in margin was due to higher depreciation and changes in product mix. Selling and administrative expenses and goodwill amortization for the nine months ended September 30, 1999 were $20.0 million or 9.1% of sales as compared to $18.8 million or 9.6% of sales for the same period in 1998.
Disregarding one-time severance costs of $.2 million associated with the relocation of the Company's Canadian conventional covered yarn manufacturing operations, selling and administrative expenses and goodwill amortization for the nine months ended September 30, 1999 was $19.8 million or 8.9% of sales. Operating income was $17.3 million and $17.2 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Excluding one-time severance costs, operating income for the nine months ended September 30, 1999 was $17.5 million.

EBITDA, excluding one-time severance costs, for the nine months ended September 30, 1999 and 1998 was $29.1 million and $24.4 million, respectively.

The Company had an effective income tax rate of 29.8% for the nine months ended September 30, 1999 compared to 41.7% for the same period in 1998. As a result of a decrease in the French statutory tax rate, the Company recorded a tax benefit of approximately $.4 million to decrease the carrying value of net deferred income tax assets and liabilities for the French operations. Excluding the benefit resulting from the reduction in the French statutory tax rate, the effective tax rate for the nine months ended September 30, 1999 was 50.4%, reflecting low pre-tax income in relation to goodwill amortization and other non-deductible items and a reduced state tax benefit for certain state net operating loss carryforwards.

As a result of the above, net income was $1.4 million and $1.8 million for the nine months ended September 30, 1999 and 1998, respectively. Diluted income per share was $.10 for the 1999 nine month period compared with $.13 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

Cash totaled $9.7 million at September 30, 1999, representing a net increase of $3.0 million for the nine months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first nine months of 1999, $9.6 million was generated from operating activities as a result of net income, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first nine months of 1999, $13.3 million was utilized for the purchase and upgrading of equipment and facilities. The Company anticipates that its capital expenditures during 1999 will approximate $16 to $17 million, primarily for the purchase of equipment. In addition, the Company anticipates $5 to $6 million of the Company's capital expenditures for 1999 and 2000 will be spent for management information systems (see "Year 2000 Compliance" below).

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

EBITDA represents operating profit plus depreciation and amortization and is provided as additional information relating to the Company's debt service capacity. Excluding one-time severance charges associated with the relocation of the Company's Canadian conventional covered yarn manufacturing operations of $.2 million, EBITDA for the nine months ended September 30, 1999 and 1998 was $29.1 million and $24.4 million, respectively. Depreciation and amortization for the nine months ended September 30, 1999 and 1998 was $11.6 million and $7.2 million, respectively. The Company had previously announced that, effective October 1, 1998, it shortened the asset lives on certain manufacturing equipment associated with its covered elastic yarn business. Asset lives for existing equipment were shortened to approximately 10 to 14 years, on average, as compared to 14 to 20 years in the past. The new policy also applies to all new capital expenditures. Annual depreciation expense for 1999 will be in an estimated range of $12 to $13 million, with the increased depreciation having no effect on EBITDA. During the first nine months, depreciation expense was $9.4 million, an increase of $3.9 million or 70.9% from the same period ended 1998. Approximately $3.0 million of the increase resulted from the change in lives, which affected earnings per share for the nine months ended September 30, 1999 by $.12.

Working capital was $74.5 million at September 30, 1999 and $73.2 million at December 31, 1998, reflecting a increase of $1.3 million and current ratios of
2.6 and 2.9 at September 30, 1999 and December 31, 1998, respectively.

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

At September 30, 1999, under the domestic credit facility the Company had indebtedness of $15.2 million and $9.8 million was available for future borrowings. In addition, at such date the Company's foreign subsidiaries had $22.4 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of September 30, 1999 were $6.7 million. The Company's most restrictive loan covenant limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million. Worldtex believes that these lines of credit, together with internally generated funds and access to other financing sources, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

Many existing computer programs in use around the world use only the last two digits to define a year rather than four digits and do not take account of the change in century that will occur in the year 2000. If this problem is not corrected, computer applications could fail or create mistakes. Worldtex established a Year 2000 project team in 1998 and retained an independent consulting group to provide assistance in assessing Year 2000 risks and to provide recommendations for remediation. The project scope included both information technology and computer based embedded technology. The project team has focused its efforts on information systems software and hardware, manufacturing equipment and facilities, and third-party relationships.

The Company adopted a multi-step approach in conducting the Year 2000 project consisting of: (1) identification, (2) assessment and prioritizing, (3)
remediation (including upgrading and replacement) and testing, and (4) contingency planning. The identification step was completed in April 1998. Step two was completed in August 1998. The Company initiated a worldwide business system replacement project that uses programs primarily from one vendor. As a result, the Company believes that its business computer systems will be Year 2000 compliant by December 31, 1999. The Company has communicated with its significant suppliers, customers, and other business partners to determine the extent the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 issues. Monitoring and testing of critical systems will continue into next year.

The estimated cost for the Year 2000 project, including worldwide business system replacement, during 1999 and 2000 is approximately $6 to $8 million. The Company estimates that $5 to $6 million will be capitalized as hardware and software purchases. The remaining cost will be expensed as incurred during the remediation period. The Company had incurred approximately $5.1 million in external costs as of September 30, 1999, primarily for the purchase of software, hardware and consulting fees for systems implementation.

The Company believes, although it cannot assure, that its internal systems and equipment will be Year 2000 compliant in a timely manner. However, the Company cannot predict whether systems of third parties will be Year 2000 compliant in a timely manner. The implementation of new business systems and completion of the Year 2000 project as scheduled will reduce the possibility of significant interruptions of normal operations. The Company believes its most likely worst case scenario is the disruption of the distribution system (product delays from suppliers and/or delayed orders from customers) which could result in the reduction or suspension of the Company's operations. The Company has not fully developed a specific Year 2000 contingency plan, but has allocated resources to support critical operations in the event of potential disruption.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in market risk during the first nine months of 1999 from that which was reported in the Company's annual report on Form 10-K for 1998 filed March 30, 1999.

                                WORLDTEX, INC.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit No.             Description

      11.1                      Computation of earnings per share

      27.1 Financial Data Schedule (filed with EDGAR only)

  (b) Reports on Form 8-K

      During the quarter ended September 30, 1999, the Company did not file any reports on Form 8-K.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WORLDTEX, INC.
                                              (Registrant)


Date:  November 12, 1999                  By:  /s/ Marty R. Kittrell
                                               ------------------------
                                             Marty R. Kittrell
                                             Senior Vice President
                                             and Chief Financial Officer