Form 10-K
period 1999-12-31
WORLDTEX INC
filed 2000-03-30
CIK 892604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

                                    FORM 10-K
                           _________________________

[X]   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

   Title of each class                 Name of each exchange on which registered
__________________________________     _________________________________________

Common stock, par value $.01 per       New York Stock Exchange, Inc.
share Preferred stock purchase         New York Stock Exchange, Inc.
rights

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                      (Cover sheet continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000: 14,271,171 shares of Common Stock were outstanding; and the aggregate market value of shares held by non-affiliates was $29,995,013. (For these purposes, a reported closing market price of $2.1875 per share on March 1, 2000 has been used and "affiliates" have been arbitrarily determined to be all directors and executive officers, although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws.)

Documents incorporated by reference: definitive proxy statement for 2000 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.     BUSINESS

            Worldtex, Inc. ("Worldtex" or the "Company") is a holding company engaged through its subsidiaries in the supply of elastomeric components to the textile and apparel industries and through one of its subsidiaries dates its operations to 1934. Worldtex is a Delaware corporation organized in July 1992 to acquire the covered yarn manufacturing operations of Willcox & Gibbs, Inc., a New York corporation that later changed its name to Rexel, Inc. ("W&G"). Prior to November 12, 1992, Worldtex was a wholly owned subsidiary of W&G. On that date, W&G declared a dividend of one share of Worldtex Common Stock for each share of W&G Common Stock outstanding on November 23, 1992; such Worldtex shares were distributed and started trading publicly on that date. The Company has one business segment involving elastomeric components which has two main product lines, covered elastic yarns and narrow elastic fabrics within that segment.

COVERED ELASTIC YARNS

             Worldtex's principal subsidiaries engaged in the supply of covered elastic yarns are (i) Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, (ii) Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, (iii) Filix, s.a. ("Filix"), based in Troyes, France, and (iv) Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia. W&G acquired Regal in 1983, acquired Rubyco in 1986 and acquired Filix in 1990, and transferred them to Worldtex in August 1992. Worldtex acquired Fibrexa as of April 1, 1995. In November 1999, the Company entered into a 51% owned joint venture in India, Worldtex Valliappa Private Limited.

            The Company believes that it is one of the two largest independent suppliers of covered elastic yarn in the world (based on 1999 net sales of $167.6 million for this product line). Covered elastic yarns are used by the Company's customers to produce stretch fabrics for apparel that provide enhanced styling capabilities, better shape retention, and improved aesthetics, durability and comfort. The principal products that utilize covered elastic yarn produced by the Company are sheer and opaque pantyhose, men's, women's and children's socks, sweaters, swimwear, active and athletic wear and men's, women's and children's stretch apparel. During 1999, Worldtex yarns were used in the products of some of the world's best known brands and designers, including Giorgio Armani, Hugo Boss, Pierre Cardin, Liz Claiborne, Danskin, Dim, Christian Dior, Fogal, Fruit of the Loom, Givenchy, Jockey, Calvin Klein, Evan Picone, Polo, Round the Clock, Nina Ricci, and others. The Company, which was one of the first independent producers of covered elastic yarn, currently operates 11 manufacturing, distribution, and warehousing facilities located in the United States, Canada, France and South America. Included in the 11 facilities are a manufacturing facility and a warehouse that Regal plans to close in the first half of 2000. The Company also has 38% and 51% interests in joint ventures located in Estonia and India, respectively, and continues to evaluate joint venture opportunities in Asia.

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

            As of December 31, 1999, the Company maintained a marketing staff located in Hickory, North Carolina, Troyes, France, Montreal, Canada, and Bogota, Colombia. Each sales employee has a designated territory. In addition, certain sales personnel are specialists in designated applications for covered yarn, such as circular knitting or woven fabrics. The sales staff is compensated by salary and a sales incentive bonus plan. The Company also has a network of independent sales agents compensated on a commission basis.

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

      Customers

            In 1999, the Company provided covered elastic yarns to over 1,400 customers, and no single covered elastic yarn customer accounted for more than 10% of 1999 sales. The Company's ten largest covered elastic yarn customers in 1999 accounted for approximately 30% of 1999 sales of covered elastic yarns which totaled $167.6 million.

            The Company's customers are principally producers of hosiery and fabric sold for use in apparel products. In 1999, the Company's principal customers included Jockey International, High-Tex (division of Tefron), U.S. Textiles, Sara Lee Hosiery, Hafner, Doris Hosiery, Nalpac, Iris Hosiery, Soieries Peyraverney, and Iril, s.a. During 1999, Worldtex yarns were used in the products of some of the world's best known brands and designers, including Giorgio Armani, Hugo Boss, Pierre Cardin, Liz Claiborne, Danskin, Dim, Christian Dior, Fogal, Fruit of the Loom, Givenchy, Jockey, Calvin Klein, Evan Picone, Polo, Round the Clock, Nina Ricci, and others.

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

            Worldtex's research and development activities are directed toward improvements in existing products and manufacturing processes and toward development of new uses for its products. During 1999, Worldtex's expenditures for these purposes totaled less than 1% of its sales.

      Raw Materials

            In 1999, approximately 69% of the Company's production costs for covered elastic yarns were attributable to raw materials. The principal raw materials utilized by the Company are spandex, nylon and rubber. Spandex is principally supplied by DuPont, Globe and Bayer. Its rubber supply originates in Malaysia and is obtained via various domestic importers. The Company's major suppliers of nylon in 1999 were DuPont, BASF, Nilit, and Nylstar. In 1999, Worldtex purchased a substantial portion of its nylon and spandex from a single source, DuPont. In recent years, DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements.

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

      Employees

            As of December 31, 1999, Worldtex had a total of approximately 1,200 employees engaged in its covered elastic yarn operations. Of these, approximately 440 were employed in the United States by Regal, approximately 80 were employed in Canada by Rubyco, approximately 300 were employed in France by Filix and approximately 380 were employed in Colombia by Fibrexa. A substantial amount of the covered elastic yarn sold by Filix is produced by subcontractors, whose employees are not included in the foregoing totals. Employees of Regal and Fibrexa are not covered by collective bargaining agreements, and certain employees of Filix and Rubyco are covered by such agreements. Worldtex has experienced no significant labor problems during recent years in its covered elastic yarn operations and considers its employee relations to be good.

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

            The Company believes that it is the largest manufacturer of woven and knitted narrow elastic fabrics in the world (based on 1999 net sales of $118.2 million for this product line). During 1999, ECA's narrow elastic fabrics were used in apparel produced by Bassett Walker, Fruit of the Loom, Maidenform, Playtex, Tommy Hilfiger, Jockey, Donna Karan, Calvin Klein, Ralph Lauren, Russell Corporation, Sara Lee (Hanes products), Vanity Fair, Warnaco (Warner, Olga and Speedo brands) and others. ECA operates a total of six manufacturing facilities, which are located in Alabama, North Carolina, South Carolina and Virginia.

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

      Sales and Distribution

            ECA sells its products to manufacturers throughout the United States and to foreign manufacturers. Sales offices are based in Greensboro, North Carolina, Miami, Florida, San Francisco and Los Angeles, California, and New York, New York. There is no product specialization among the salesforce. The salesforce is compensated by salary and bonus incentive awards.

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

      Customers

            In 1999, ECA served over 700 narrow elastic fabric customers. Fruit of the Loom accounted for 16.8% of the Company's 1999 sales, and no other customer accounted for more than 10% of 1999 sales. The Company's ten largest narrow elastic fabric customers in 1999 accounted for approximately 77% of 1999 sales of narrow elastic fabrics, which totaled $118.2 million.

            ECA's top customers in 1999 included apparel manufacturers such as Bassett Walker, Fruit of the Loom, Tommy Hilfiger, Maidenform, Playtex, Jockey, Donna Karan, Calvin Klein, Ralph Lauren, Russell Corporation, Sara Lee (Hanes products), Vanity Fair, Warnaco (Warner, Olga and Speedo brands) and others. The principal customer in 1999 for ECA's medical products was Johnson & Johnson and for its automotive products was Crotty Corporation, a supplier to General Motors Corporation.

            In connection with the acquisition of Fruit of the Loom's narrow elastic manufacturing facility on December 30, 1998, ECA entered into a long-term supply agreement with Fruit of the Loom. The Company expects that Fruit of the Loom will be ECA's largest customer in 2000, based on Fruit of the Loom's past requirements. In December 1999, Fruit of the Loom filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. The Company cannot predict the course of Fruit of the Loom's bankruptcy proceedings, and no assurances can be given that Fruit of the Loom will continue as a customer. For further discussion regarding Fruit of the Loom's bankruptcy filing, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity; Capital Resources.

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

            Nylon, polyester, spandex and rubber are the basic raw materials used in the manufacture of narrow elastic fabrics. For the manufacturing of knit elastics, the natural or synthetic yarns (such as nylon, polyester or cotton) and the elastic threads (spandex or rubber) are knitted together to form the knitted narrow elastic fabric products on the knitting machines. In woven narrow elastic fabrics, the elastic threads must be covered. High-speed covering machines wrap the elastic core with natural or synthetic yarns under tension to cover the elastic. The covered elastic is collected on take-up packages and then is typically put onto beams. ECA's proprietary covering technology allows the covered elastic to be fed directly onto the loom, thereby eliminating a step wherein the covered elastic is wound onto beams and then sent to the looms. On ECA's weaving looms, the covered elastic is woven with the natural or synthetic yarns (such as nylon, polyester or cotton) to create the narrow elastic fabrics. If logos are required, special looms are used and programmed to weave into the narrow elastic fabric the name of the designer or brand, such as Calvin Klein or Jockey.

            All woven narrow fabrics are "finished." The rough-edged materials that result from the weaving process are put through a finishing process during which the narrow elastic fabrics are wetted and resin-treated and then dried. Certain knitted narrow elastics are finished as well, depending on customer requirements. Due to ECA's focus on high-end knitted products for intimate apparel, many of its fine quality knitted elastics are finished and dyed.

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

      Raw Materials

            Raw materials comprised approximately 50% of ECA's 1999 costs of production. Key raw materials for ECA include synthetic fibers, such as nylon and polyester, spandex, rubber, cotton, chemical dyes and silicon. The Company buys its synthetic materials and spandex primarily from DuPont and Bayer. Its rubber supply originates in Malaysia and is obtained via various domestic importers. Chemical dyes and auxiliary dye ingredients are supplied by various prominent chemical companies, such as Crompton & Knowles and Ciba-Geigy, and silicon is primarily supplied by Dow Corning.

      Competition

            ECA believes that it is the leader in many of the market categories in which it operates. There are approximately ten domestic competitors who manufacture narrow elastic fabrics for the apparel industry. Principal domestic competitors in narrow elastic fabrics include Clinton Mills, George C. Moore, and Narrow Fabrics, Inc.

      Employees

            As of December 31, 1999, Worldtex had a total of approximately 1,100 employees engaged in its narrow elastic fabrics operations. None of these employees are covered by collective bargaining agreements. Worldtex has experienced no significant labor problems in its narrow elastic fabrics operations and considers its employee relations to be good.


ITEM 2.     PROPERTIES

            Worldtex maintains its headquarters in Hickory, North Carolina, in leased office space.

      COVERED ELASTIC YARN

            The Company operates a total of eleven covered elastic yarn manufacturing plants, distribution and warehouse facilities of which seven are owned and four are leased. The Company intends to close two facilities in Hickory, North Carolina and consolidate their operations with remaining facilities during the first half of 2000. In addition, the Company has a 38% interest in a joint venture in Estonia that owns and operates a 52,000 square foot covered elastic yarn manufacturing and distribution facility. In general, the Company's facilities are adequate and suitable for the purposes for which they are utilized by the Company. The plants and distribution centers are listed below:

                    SQUARE    OWNED/
  LOCATION           FEET     LEASED                  USE
_______________     ______    ______      ____________________________________

UNITED STATES:
  Hickory, NC       82,000    Owned       Manufacturing Plant and Headquarters
                                          of Regal<F1>
  Hickory, NC      144,000    Owned       Manufacturing Plant - Regal
  Hickory, NC       69,000    Owned       Manufacturing Plant - Regal
  Hickory, NC       18,000    Leased      Warehouse - Regal<F1>
  Hickory, NC       80,000    Leased      Distribution Center - Regal

----------
<F1>
Regal intends to close these facilities in the first half of 2000 and consolidate within existing facilities.

CANADA:
  Montreal,         85,000    Leased      Manufacturing Plant and Headquarters
  Quebec                                  of Rubyco

FRANCE:
  Troyes            69,000    Owned       Distribution Center and Headquarters
                                          of Filix
  Athis            139,000    Owned       Manufacturing Plant - Filix
  Conde            202,000    Owned       Manufacturing Plant - Filix
  Le Grand Serre   111,000    Owned       Manufacturing Plant - Filix

COLOMBIA:
  Bogota           239,000    Leased      Manufacturing Plant and Headquarters
                 _________                of Fibrexa

SUBTOTAL         1,238,000
                 _________

      NARROW ELASTIC FABRICS

            ECA operates a total of six manufacturing plants, all of which are owned. In addition, a rented sales office is maintained in New York City. The manufacturing plants are listed below.


                    SQUARE    OWNED/
  LOCATION           FEET     LEASED                  USE
_______________     ______    ______      ____________________________________

UNITED STATES:
  Columbiana, AL    245,000   Owned       Manufacturing Plant and Headquarters
                                          of ECA
  Columbiana, AL    115,000   Owned       Manufacturing Plant
  Asheboro, NC      143,000   Owned       Manufacturing Plant
  Hemingway, SC      65,000   Owned       Manufacturing Plant
  Lexington, SC     114,000   Owned       Manufacturing Plant
  Woolwine, VA       77,000   Owned       Manufacturing Plant
                  _________
SUBTOTAL            759,000
                  _________
GRAND TOTAL       1,997,000
                  _________
                  _________

ITEM 3.     LEGAL PROCEEDINGS

            There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the last quarter of the Company's 1999 fiscal year, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low per share sales prices for the Common Stock on the New York Stock Exchange for each quarter since December 31, 1997.

                                      High         Low
                                     ______       _____
          1998:
             1st Quarter             $ 8.06        6.94
             2nd Quarter               8.13        5.44
             3rd Quarter               6.25        4.25
             4th Quarter               4.81        3.50

          1999:
             1st Quarter               4.00        1.56
             2nd Quarter               3.00        1.69
             3rd Quarter               2.63        2.00
             4th Quarter               2.06        1.13

          2000:
             1st Quarter               2.69        1.38
             (through March 1)

            At March 1, 2000 there were approximately 941 holders of record of Common Stock.

            The Company currently does not pay any dividends. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company. The Company's credit facilities restrict the payment of dividends by the Company. Under the most restrictive of these debt agreements, no amounts were available for the payment of dividends and other distributions as of December 31, 1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity; Capital Resources."

ACQUISITION BY INVESTMENT MANAGERS OF 34% OF THE COMMON STOCK

            On February 28, 2000, a Schedule 13D report was filed with the Securities and Exchange Commission stating that certain investment managers were the beneficial owners of approximately 34% of the outstanding shares of Worldtex common stock. According to the Schedule 13D filing, William Ehrman, Frederic Greenberg, Jonas Gerstl, William Lautman and Julia Oliver (collectively the "EGS Persons"), the principals of the firm EGS Partners, L.L.C., were the beneficial owners of such shares, which were held by certain investment partnerships or in discretionary accounts over which they have investment authority. The filing states that the Worldtex shares were acquired for investment.

            As a  consequence  of the filing of such report,  the "poison  pill"
shareholder rights attached to the outstanding Worldtex common stock were required to trade separately from such stock and become exercisable after 10 days, unless otherwise provided by the Worldtex Board of Directors. If the rights had become exercisable, each right holder (other than such 34% shareholders) would have been entitled to pay $30 per right and receive Worldtex common stock (or a common stock equivalent) with a value of $60 (determined pursuant to the agreement governing the rights). In addition, the Board of Directors of Worldtex had the option to exchange each right (other than rights held by such 34% shareholders) for one share of Worldtex common stock. The Board of Directors subsequently extended the initial 10-day period on several occasions in order to permit discussions with the EGS Persons.

            On March 27, 2000, Worldtex entered into a Standstill Agreement (the "Standstill Agreement") with the EGS Persons and certain related entities (collectively, the "EGS Parties"). Pursuant to the Standstill Agreement, Worldtex amended its "poison pill" shareholder rights plan to prevent the rights from trading separately or becoming exercisable as a result of the announced beneficial ownership by the EGS Parties, unless the Board of Directors of Worldtex determines that there has been a breach by an EGS Party of the Standstill Agreement.

            Under the Standstill Agreement, the EGS Parties agreed, among other things, not to (i) acquire additional shares of Worldtex common stock, (ii) encourage other persons to acquire Worldtex common stock, (iii) submit or encourage a proposal for the acquisition of Worldtex, (iv) make any solicitation of proxies for Worldtex common stock, (v) sell any Worldtex common stock, except sales of not more than 5% of the outstanding shares in any 90 day period so long as the buyer is not and will not thereby become the beneficial owner of 5% or more of the Worldtex common stock or (vi) submit any shareholder proposal. In addition, each EGS Party agreed to vote the Worldtex common stock beneficially owned by it, at its option, (i) in the manner recommended by the Worldtex Board of Directors or (ii) in the same proportion as the votes of other holders of Worldtex common stock. The EGS Parties also agreed to make payments to Worldtex aggregating $8 million, in reimbursement of certain expenses. The term of the Standstill Agreement is ten years.

            Also as a result of such acquisition of Worldtex common stock by the EGS Persons, all outstanding stock options granted under the 1992 Stock Incentive Plan of Worldtex, representing the right to purchase approximately 1,760,000 shares of Worldtex common stock at exercise prices from $2.81 to $6.75 per share, became vested. In addition, Barry D. Setzer, Chairman of the Board, President and Chief Executive Officer of Worldtex, and Marty R. Kittrell, Senior Vice President and Chief Financial Officer of Worldtex, each has asserted that, under the terms of his employment agreement with Worldtex, he is entitled to terminate his employment and receive payment of 2.99 times his "base salary" (as defined). If both officers were entitled to exercise such right, Worldtex would be obligated to make severance payments of approximately $2.1 million. The Worldtex Board of Directors has taken the position that such officers are not entitled to exercise such right. However, the Board of Directors has entered into negotiations with such officers seeking to settle the matter amicably. The departure from Worldtex of these senior managers could have a material adverse effect on Worldtex.

ITEM 6.     SELECTED FINANCIAL DATA

            WORLDTEX, INC. AND SUBSIDIARIES

            The following table sets forth certain financial data of Worldtex for the five fiscal years ended December 31, 1999, which has been derived from Worldtex's audited financial statements for such years. This data should be read in conjunction with the Consolidated Financial Statements of Worldtex and the Notes thereto appearing elsewhere herein. Results are not directly comparable due to the acquisition of the Fruit of the Loom manufacturing facility on December 30, 1998, ECA as of December 1, 1997 and Elastex as of October 3, 1997. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Historical financial information may not be indicative of Worldtex's future performance. Diluted earnings per share are calculated based upon the weighted average number of common shares outstanding and dilutive common equivalent shares during such year.

                                                  YEARS ENDED DECEMBER 31,
                                  __________________________________________________
                                     1999      1998       1997      1996      1995
                                  _________  _________  ________  ________  ________
                                   (Dollars in thousands, except per share amounts)
Net Sales                          $285,787   258,537    203,256   207,829   187,981

Income (loss) before income
  taxes                              (9,975)   (6,392)    11,869    17,361    10,231

Provision (benefit) for income
  taxes                                 170      (494)     5,377     6,415     4,979

Net income (loss)                   (10,145)   (5,898)     5,148    10,946     5,252

Diluted income (loss) per share        (.71)     (.41)       .35       .75       .36

EBITDA<F1>                           34,732    30,862     26,059    28,777    23,602

Depreciation                         14,931    11,934      5,877     5,342     5,234

Amortization                          2,951     4,638        968       942       899

Cash flows from operating
  activities                          5,502     9,053     (1,497)   15,032    12,046

Capital expenditures                 17,716    19,871      7,706    13,785     8,356

Total assets                        314,436   324,120    312,439   206,032   196,065

Long-term debt (including
  current installments of
  long-term debt)                   207,631   198,771    186,400    69,388    70,187

Stockholders' equity                 52,492    73,482     77,502    85,178    78,939

Cash dividends per Common Share        -         -          -         -         -
----------

<F1>
EBITDA represents operating profit plus depreciation and amortization and one-time items. While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capacity. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            The Company believes that it is one of the largest suppliers of elastomeric components to the textile industry in the world (based on 1999 net sales). The Company has two main product lines, covered elastic yarns and narrow elastic fabrics. Covered elastic yarns manufactured by the Company are principally used in the production of sheer and opaque pantyhose, men's, women's and children's socks, sweaters, swimwear, active and athletic wear and men's, women's and children's stretch apparel. Narrow elastic fabrics are elasticized fabric bands, typically under six inches in width, that are used as components in the production of a broad range of apparel products, such as waistbands for men's, women's and children's underwear, athletic apparel and other garments, straps, facings and edgings in women's intimate apparel and elastic bands in women's hosiery.

            The Company's covered elastic yarn business operates around the world through its subsidiaries Regal, based in Hickory, North Carolina, Rubyco, based in Montreal, Canada, Filix, based in Troyes, France, and Fibrexa, based in Bogota, Colombia. The Company also has 38% and 51% interests in joint ventures in Estonia and India, respectively.

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

RISK FACTORS TO BE CONSIDERED

            Worldtex is a holding company, the principal assets of which are the stock of its subsidiaries. Significantly all of the operations of Worldtex are conducted through its direct and indirect wholly-owned subsidiaries. Accordingly, Worldtex's ability to service its indebtedness and meet its other obligations is dependent upon earnings and cash flow of its subsidiaries and the payment of funds by those subsidiaries to Worldtex in the form of loans, dividends or otherwise. In addition, the ability of Worldtex's subsidiaries to pay dividends, repay intercompany liabilities or make other advances to Worldtex is subject to restrictions imposed by corporate law and certain United States, state and foreign tax considerations.

            As a result of the acquisition of beneficial ownership of approximately 34% of the outstanding Worldtex common stock by certain investment managers (as described in Note 17 of the Notes to Consolidated Financial Statements), Barry D. Setzer, Chairman of the Board, President and Chief Executive Officer of Worldtex, and Marty R. Kittrell, Senior Vice President and Chief Financial Officer of Worldtex, each has asserted that, under the terms of his employment agreement with Worldtex, he is entitled to terminate his employment and receive payment of 2.99 times his "base salary" (as defined). If both officers were entitled to exercise such right, Worldtex would be obligated to make severance payments of approximately $2.1 million. The Worldtex Board of Directors has taken the position that such officers are not entitled to exercise such right. However, the Board of Directors has entered into negotiations with such officers seeking to settle the matter amicably. The departure from Worldtex of these senior managers could have a material adverse effect on Worldtex.

            The  Company  is  highly  leveraged.   See  "-  Liquidity;   Capital
Resources" below.

            A substantial portion of the Company's sales and operating profits have historically been derived from international operations and export sales, which are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations. In addition, foreign operations include risks of partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; significant changes in taxation policies; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries. Moreover, changes in the value of the currencies of the foreign countries in which the Company does business could have a material adverse impact on the Company's business, financial condition and results of operations.

            The textile and retail apparel industries are highly cyclical and are characterized by rapid shifts in fashion and consumer demand, as well as competitive pressures and price and demand volatility. The demand for the Company's products is principally dependent upon the level of United States demand for retail apparel. The demand for retail apparel is in turn dependent on United States consumer spending, which may be adversely affected by an economic downturn, changing retailer and consumer demands, a decline in consumer confidence or spending, and other factors beyond the Company's control. In recent years, sales in the United States of sheer pantyhose have declined. Although pantyhose manufacturers have historically accounted for a significant portion of the Company's sales of covered elastic yarn, the Company's business strategy includes the continued development of new end-use applications for covered elastic yarn and the diversification of its product lines with the recent narrow elastics acquisitions.

            Spandex and nylon are the principal raw materials used in the Company's manufacturing process. In 1999 Worldtex purchased a significant portion of its nylon and spandex from a single source, DuPont. In recent years, DuPont and its competitors have expanded their spandex production capacity, and Worldtex has been able to obtain sufficient supplies to meet its customers' requirements.

            The textile and apparel industries are highly competitive. The apparel markets are served by a variety of producers, many of which are located in rapidly growing, low-wage countries and use textiles produced in those regions. Many of these textile producers have substantially greater financial and other resources and lower cost of funds than the Company. Unifi, Inc. and Worldtex are the two largest suppliers of covered elastic yarns in the United States and worldwide. Unifi, Inc. has substantially greater financial resources than the Company and is less leveraged. The Company believes it is the largest supplier of narrow elastic fabrics in the world.

RESULTS OF OPERATIONS

            The following table sets forth the relationship of percentages which certain income and expense items have to net sales:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1999      1998      1997
                                                   ------    -------  -------

Net sales...................................       100.0%     100.0%    100.0%
                                                   =====      =====     =====
Gross profit................................        15.0%      16.4%     17.7%
Selling and administrative expense..........        10.0        9.9       7.7
Goodwill amortization.......................         1.0        1.8        .5
                                                   -----      -----     -----
Operating profit............................         4.0        4.7       9.5
Interest expense............................         7.0        7.3       3.5
Other income (expense)--net.................         (.5)        .1       (.2)
                                                   -----      -----     -----
Income (loss) before income taxes...........        (3.5)%     (2.5)%     5.8%
                                                   =====      =====     =====
EBITDA<F1>..................................        12.2%      11.9%     12.8%
                                                   =====      =====     =====
Depreciation................................         5.2%       4.6%      2.9%
                                                   =====      =====     =====
----------
<F1>
EBITDA represents operating profit plus depreciation and amortization and one-time items. While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capacity. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity.

      1999 VS. 1998

            Sales for the year ended December 31, 1999 were $285.8 million and net loss was $10.1 million, compared with sales of $258.5 million and a net loss of $5.9 million for 1998. Diluted net loss per share was $.71 for 1999 compared with $.41 in 1998. Results for 1999 reflect the acquisition of a narrow elastics manufacturing facility from Fruit of the Loom in December 1998.

            Worldtex's covered elastic yarn sales in 1999 of $167.6 million decreased $11.1 million, or 6.2%, when compared with 1998, primarily because of continuing softness in the European general textile market, higher apparel imports and overall weak demand by ladies' hosiery customers. Of the decrease, the stronger U.S. dollar versus foreign currency denominated sales decreased covered elastic yarn sales by approximately $2.7 million (assuming currency translation of 1999 sales at the rate applicable to 1998 results).

            During the fourth quarter of 1999, the Company initiated a consolidation plan to reduce conventional covered yarn production in the United States. One of three manufacturing facilities located in Hickory, North Carolina will be closed during the first half of 2000, with its operations moved into the remaining facilities. The Company recorded a one-time charge of $2.8 million for this consolidation. This charge, recorded in cost of sales, covers provisions for real estate and manufacturing equipment that will be taken out of service, as well as certain inventory provisions.

            The Company's narrow elastic fabric sales were $118.2 million in 1999, an increase of $38.4 million when compared with 1998. The increase was principally due to the Fruit of the Loom manufacturing facility acquisition in December 1998, as well as organic growth of approximately 7%. The Company's narrow elastic fabric sales originate in the U.S. with no foreign currency translation exposure. Although narrow elastic fabric revenues increased, these revenues did not meet expectations during 1999 primarily due to a less favorable product mix. Customers deferred purchases of narrow elastics for intimate apparel and other higher margin products in order to adjust inventories. The Company also experienced start-up costs and inefficiencies of over $1.0 million as a result of efforts to address the shift in product mix, to introduce new products and to complete a program to add new weaving capacity. Additionally, Fruit of the Loom, the Company's largest narrow elastic fabric customer, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 29, 1999. As a result, the Company experienced lower revenues due to reduced shipments to Fruit of the Loom in the fourth quarter of 1999 in anticipation of their bankruptcy filing. Purchases by Fruit of the Loom since the filing are currently being paid in advance of shipment.

            Worldtex's gross margin in 1999 decreased to 15.0% of net sales, as compared to 16.4% for 1998. Gross profit margins decreased primarily due to higher depreciation, start-up costs and changes in product mix. Selling and administrative expenses increased slightly as a percentage of net sales to 10.0% in 1999 from 9.9% in 1998, primarily due to better sales leverage arising from the Fruit of the Loom acquisition in December 1998 offset by the one-time items recorded in 1999. Selling and administrative one-time charges for 1999 included reserves of $4.0 million for accounts receivable owed by Fruit of the Loom as of December 31, 1999, charges of $.4 million for Canadian severance relating to the 1998 restructuring and certain retirement costs of $.5 million. In 1998, $1.7 million of one-time charges relating to the North American covered yarn restructuring and the retirement of the Company's former chairman were included in administrative expenses. Goodwill amortization decreased as a percentage of net sales to 1.0% in 1999 from 1.8% in 1998 due to the $2.3 million goodwill writedown relating to the North American covered yarn restructuring recorded in 1998.

            The increase in interest expense of $1.2 million was caused primarily by the additional debt associated with the Fruit of the Loom acquisition in December 1998, additional working capital requirements due to fourth quarter operating results and higher borrowing costs of the domestic credit facility related to rising interest rates. Additionally, the Company's financial performance resulted in higher pricing for borrowings under the domestic credit facility.

      1998 VS. 1997

            Sales for the twelve months ended December 31, 1998 were $258.5 million and net loss was $5.9 million, compared with sales of $203.3 million and income before extraordinary item of $6.5 million for the comparable period in 1997. Diluted net loss per share was $.41 for 1998 compared with diluted income per share before extraordinary item of $.44 in 1997. Results in 1998 reflect the Company's acquisitions of ECA and Elastex in the last quarter of 1997.

            Worldtex's covered elastic yarn sales in 1998 of $178.7 million decreased $15.7 million, or 8.1%, when compared with 1997, primarily because of continuing softness in the European general textile market, higher apparel imports and overall weak demand by ladies' hosiery customers. Of the decrease, the stronger U.S. dollar versus foreign currency denominated sales decreased covered elastic yarn sales by approximately $5.7 million (assuming currency translation of 1998 sales at the rate applicable to 1997 results). During the fourth quarter, the Company recorded charges of $7.8 million which included a $4.4 million restructuring provision for discontinuing the Company's conventional covered yarn production in Montreal, Quebec, $1.9 million related primarily to asset provisions for underutilized equipment in the United States and $1.5 million related to the retirement of the Company's former chairman and chief financial officer. The Company's narrow elastic fabric sales in 1998 of $79.8 million increased $70.9 million when compared with 1997, due to the inclusion of narrow elastic fabric sales for the full year compared with 1997 sales from the dates of the ECA and Elastex acquisitions in the fourth quarter. Narrow elastic fabric sales originate in the U.S. with no foreign currency translation exposure. Results from the narrow elastic fabric operations did not meet expectations during 1998 due to customer inventory adjustments and softness relating to Asian economic issues.

            Worldtex's gross margin in 1998 decreased to 16.4% of net sales as compared to 17.7% for 1997. Gross profit margins decreased primarily due to one-time charges of $3.8 million related to the North American covered yarn restructuring that lowered gross margin from 17.8% of sales to 16.4% of sales. Selling and administrative expenses increased as a percentage of net sales to 9.9% in 1998 from 7.7% in 1997 primarily because the fixed component of these expenses increased as a result of the recent acquisitions. In 1998, $1.7 million of the one-time charges relating to the North American covered yarn restructuring and the retirement of the Company's former chairman were included in administrative expenses. Goodwill amortization decreased as a percentage of net sales to 1.8% in 1998 from 0.5% in 1997 due to the $2.3 million of one-time charges relating to the North American covered yarn restructuring recorded in the current year. The increase in interest expense of $11.7 million was caused primarily by the $175.0 million Senior Notes issued December 1, 1997 in connection with the acquisitions of Elastex and ECA and refinancing of existing indebtedness.

INCOME TAXES

            During 1999, France decreased the tax rate from 41.67% to 40%, resulting in a $.4 million reduction to the 1999 income tax provision to decrease the deferred tax liability as of January 1, 1999. A $4.1 million valuation allowance was established in 1999 for deferred tax assets due to uncertainty as to the future benefit of domestic federal net operating loss carryforwards. There was also a valuation allowance as of December 31, 1999 for certain state net operating loss carryforwards of $1.6 million. At December 31, 1999, the Company had U.S. Federal and state net operating loss carryforwards aggregating $33.6 million and $33.1 million, respectively, which expire at various dates through 2019. In 1997, France increased the corporate tax rate from 36.67% to 41.67%, which resulted in a charge to increase the reserve for deferred income taxes of approximately $1.2 million and an additional charge of $.5 million in the fourth quarter to reflect the retroactive effect of the tax increase for all of 1997.

LIQUIDITY; CAPITAL RESOURCES

            The principal indicators of the Company's liquidity are cash flows from operating activities and cash flows from financing activities, which consisted primarily of borrowings under the Company's credit facilities.

            Worldtex generated $5.5 million from its operating activities in 1999, compared with $9.1 million generated in 1998 and $1.5 million used in 1997. The decrease in net cash provided by operating activities in 1999 was caused primarily by the increase in net loss and increases in accounts receivable. Additionally, Fruit of the Loom, the Company's largest narrow elastic fabrics customer, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 29, 1999. While the Company has resumed shipments to Fruit of the Loom, the Company's pre-filing accounts receivable of $4.4 million were reduced to their estimated recovery value. Accordingly, the Company recorded in selling, general and administrative expenses reserves of $4.0 million for accounts receivable owed by Fruit of the Loom as of December 31, 1999. Purchases by Fruit of the Loom since the filing are currently being paid in advance of shipment.

            EBITDA represents operating profit (loss) plus depreciation, amortization and in the case of 1999 and 1998, certain one-time charges and is provided as additional information relating to the Company's debt service capacity. While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity. EBITDA may not be comparable to similarly titled measures of financial performance. EBITDA for the years ended December 31, 1999, 1998 and 1997 was $34.7 million, $30.9 million and $26.1 million, respectively.  Depreciation  and  amortization  for the years ended December 31,

1999, 1998 and 1997 was $17.9 million, $16.6 million and $6.8 million, respectively. Results for 1999 include one-time charges for depreciation of $2.3 million and results for 1998 include one-time charges for depreciation and amortization of $5.6 million.

            During 1999, capital expenditures amounted to $17.7 million compared to $19.9 million in 1998. Capital expenditures were $7.7 million in 1997. The majority of such capital expenditures during the years 1997-1999 were used to purchase additional manufacturing equipment in order to increase the Company's production capacity and to obtain productivity improvements. Capital expenditures in 1999 also included $5.2 million for management information systems. The Company currently expects that capital expenditures for 2000 will aggregate approximately $10.0 million, primarily for machinery and property improvements.

            The Company's business strategy includes the pursuit of strategic acquisitions of other businesses. Any acquisition would be funded through cash on hand, the issuance of additional securities, the sale of other assets or the incurrence of additional indebtedness. The Company's ability to sell assets and incur indebtedness is restricted under the various terms of the Company's debt.

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

            The Company has interest rate swap agreements and swap option agreements with a commercial bank that effectively converted a portion of its fixed rate debt to a floating rate for a period of up to three years with the floating rate reset every six months. Under these agreements, the Company receives a weighted average fixed rate of 5.2% at December 31, 1999 and pays a floating rate based on LIBOR or based on a rate indexed to selected foreign currency denominated indices, resulting in a weighted average floating rate of 4.6% at December 31, 1999. Notional principal amounts of $30.0 million in swap agreements and $20.0 million in swap option agreements were outstanding at December 31, 1999. Net amounts due under these agreements decreased interest expense for 1999 by approximately $.1 million. The estimated amounts the Company would have to pay to terminate these agreements was approximately $.3 million at December 31, 1999.

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

            At December 31, 1999, the Company had total indebtedness of $214.1 million and $.1 million was available for future borrowings under the domestic credit facility. In addition, at such date the Company's foreign subsidiaries had $20.3 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of December 31, 1999 were $6.4 million. The most restrictive covenant of the domestic revolving credit facility and Indenture limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million, excluding certain existing indebtedness.

            At December 31, 1999, Worldtex was not in compliance with financial covenants relating to the leverage ratio, interest coverage ratio, current ratio, minimum tangible net worth and limitations on capital expenditures of its domestic credit facility. The Company obtained a waiver of these covenants and an amendment to the domestic credit facility through June 30, 2000. The Company is currently negotiating to refinance its domestic credit facility and expects to complete this process during the first half of 2000. Accordingly, the $24.9 million outstanding balance on the domestic credit facility has been classified as current installments of long-term debt as of December 31, 1999.

            The deteriorating financial position of Fruit of the Loom, the Company's largest customer, during the fourth quarter of 1999 and the Chapter 11 bankruptcy reorganization filing by Fruit of the Loom on December 29, 1999, adversely affected the Company's short-term liquidity position as of December 31, 1999. However, the Company's financial position has subsequently improved, and at February 29, 2000 the Company had total indebtedness of $20.0 million and $5.0 million was available for future borrowings under the domestic credit facility. The Company had $3.0 million cash on deposit in the United States earning daily money market investment yields at February 29, 2000. The Company believes that its lines of credit, as expected to be refinanced, together with internally generated funds, will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

            The Company's domestic revolving credit facility and the Indenture restrict the payment of dividends by the Company. Under these provisions, the Company would be required to have net income after December 31, 1999 of more than $16.5 million before any dividends could be paid.

            The Company is highly leveraged. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Company's credit facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Company's credit facilities in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

            The Company's high degree of leverage could have important consequences to the Company, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions,
(iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry, and (vi) placing the Company at a competitive disadvantage compared to less leveraged competitors. In addition, the Indenture and the Company's credit facilities contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

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

            The Company is near completion of a worldwide business system replacement project that uses programs primarily from one vendor. The initial implementation of the new systems is generally scheduled to be completed during the second quarter of 2000. The replacement project has incurred costs of $7.1 million as of December 31, 1999 with $5.2 million capitalized and $1.9 million charged to expense since project inception. Remediation for other information systems and computer based embedded technology systems was completed as of December 31, 1999 so that all systems were Year 2000 compliant. The Company has experienced no discernable problems with any computer-based applications as a result of the Year 2000.

NEW ACCOUNTING STANDARDS

            In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, which delays the Company's effective date until the first quarter of the year ending December 31, 2001. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

EUROPEAN MONETARY UNION - EURO

            The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which are participating in the single European currency by adopting the Euro as their common currency on January 1, 1999, the date that the Euro commenced trading on currency exchanges. The legal currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, wire transfers can be made in the Euro with payment for goods and services in either the Euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and eventually withdraw all legacy currencies. Currency rates during the transition period will no longer be computed from one legacy to another but instead will first be converted into the Euro. The Company is addressing the issues involved with the introduction of the Euro and the impact on its business, both strategically and operationally. Based on current information, the Company does not expect the Euro conversion to have a material adverse effect on the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

            Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are other than historical facts are intended to be "forward-looking statements" within the meaning of federal securities laws. Words such as "expects", "believes", "anticipates", "projects", "estimates", "plan", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. Risks and uncertainties include, but are not limited to, the matters discussed under "- Risk Factors to be Considered" above, the financial strength of the apparel industry, the level of consumer spending for apparel, changing consumer preferences, the competitive pricing environment within the apparel industry, foreign currency translation, success of new product introductions, and other risk factors. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements, which reflect management's judgment only as of the date hereof. The Company does not intend to update publicly this information to reflect new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company in the normal course of business is exposed to the risk of loss from non-performance by its customers for amounts due the Company through the extension of credit. The Company controls credit risk exposure through credit approvals, credit limits, factoring certain selected receivables and monitoring procedures. The Company did not have any significant exposure to any individual customer as of December 31, 1999 that had not been adequately provided for through an allowance for bad debts.

            The Company's sales are predominantly denominated in the local currency of the subsidiary originating the sale. A significant decline in the value of currencies of the foreign countries in which the Company does business could have a material adverse impact on the Company's business, financial condition and results of operations.

            The Company's primary source of funds other than cash from operations is borrowings under its domestic revolving and foreign lines of credit facilities which incur interest at variable rates at terms not to exceed six months, at which time the borrowings are reset to current market rates. The Company may utilize interest rate swap agreements to manage its exposure to interest rate risk. The Company's net exposure to interest rate risk primarily consists of an inability to benefit from lower interest rates due to its fixed rate Senior Notes.

            The following table summarizes the Company's market risks associated with long-term debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash out-flows and related weighted average interest rates by year of maturity. For interest rate derivative instruments, the table presents notional amounts and weighted average interest rates by year of maturity. Fair values used below were determined using quoted market rates or interest rates that are currently available to the Company on debt with similar terms and remaining maturities.

                            INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

                                                                                    FAIR
                    `        2000     2001     2002    2003    2004   THEREAFTER    TOTAL     VALUE
                             ----     ----     ----    ----    ----   ----------    -----     -----
LIABILITIES:

  Fixed rate                  $232     236      227     232     252     175,592    176,771    143,533

  Average interest rate      7.00%   7.00%     7.00%   7.00%   7.00%        9.6%

  Variable rate            24,860       -         -       -       -       6,000     30,860     30,551

  Average interest rate      8.66%      -         -       -       -        5.10%

INTEREST RATE SWAPS:

  Fixed to variable             -       -    30,000       -       -           -     30,000     (183)

  Average pay rate              -       -      4.57%      -       -           -

  Average receive rate          -       -      5.20%      -       -           -

SWAP OPTIONS:

  Fixed to variable        20,000       -         -       -       -           -     20,000      (99)

  Average pay rate       To be set      -         -       -       -           -

  Average receive rate       6.72%      -         -       -       -           -

EFFECTS OF INFLATION

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The  following   financial   statements,   supplementary   financial
information and schedule are filed as part of this Report:

WORLDTEX, INC.

Independent Auditors' Reports

Financial Statements:

            Consolidated Statements of Operations,
                  Years Ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Comprehensive Income (Loss),
                  Years Ended December 31, 1999, 1998 and 1997

            Consolidated Balance Sheets,
                  December 31, 1999 and 1998

            Consolidated Statements of Stockholders' Equity,
                  Years Ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows,
                  Years Ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

Supplementary Financial Information

Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts Years Ended December 31, 1999, 1998 and 1997

            All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Worldtex, Inc.:

We have audited the accompanying consolidated balance sheets of Worldtex, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of the Company for the year ended December 31, 1997 were audited by other auditors whose report, dated February 27, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Hickory, North Carolina
March 30, 2000

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     1999        1998        1997
                                                   ________    ________    ________
Net sales (Note 11)                                $285,787     258,537     203,256

Cost of goods sold (Notes 3 and 15)                 243,052     216,267     167,272
                                                   --------     -------     -------

   Gross profit                                      42,735      42,270      35,984

Selling and administrative expense
  (Notes 3 and 16)                                   28,331      25,599      15,802

Goodwill amortization (Notes 3 and 16)                2,951       4,638         968
                                                   --------     -------     -------

   Operating profit                                  11,453      12,033      19,214

Interest expense (Note 3)                            19,952      18,765       7,043

Other income (expense) - net                         (1,476)        340        (302)
                                                   --------     -------     -------

   Income (loss) before income taxes                 (9,975)     (6,392)     11,869

Provision (benefit) for income taxes (Note 11)          170        (494)      5,377
                                                   --------     -------     -------

   Income (loss) before extraordinary item         (10,145)      (5,898)      6,492

Extraordinary item, net (Note 6)                        -           -        (1,344)
                                                   -------      -------     -------

   Net income (loss)                              $(10,145)      (5,898)      5,148
                                                  =========     =======     =======

Basic net income (loss) per share (Note 3):
   Income (loss) before extraordinary item        $   (.71)        (.41)        .45
   Extraordinary item, net                              -           -          (.09)
                                                  --------      -------     -------

   Net income (loss)                              $   (.71)        (.41)        .36
                                                  ========      =======     =======
Diluted net income (loss) per share (Note 3):
   Income (loss) before extraordinary item        $   (.71)        (.41)        .44
   Extraordinary item, net                              -           -          (.09)
                                                  --------      -------     -------

   Net income (loss)                              $   (.71)        (.41)        .35
                                                  ========      =======     =======

Weighted average shares outstanding (Note 3):
   Basic                                            14,271       14,368      14,420
                                                  ========      =======     =======

   Diluted                                          14,271       14,368      14,821
                                                  ========      =======     =======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                     1999        1998        1997
                                                   ________    ________    ________
Net income (loss)                                  $(10,145)     (5,898)      5,148

Other comprehensive income (loss):

   Foreign currency translation adjustments         (10,845)      2,704     (12,937)
     (Note 3)                                      --------     -------    --------

   Comprehensive loss                              $(20,990)     (3,194)     (7,789)
                                                   ========     =======    ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                           ASSETS

                                                              1999        1998
                                                             ______      ______
Current assets:
    Cash and cash equivalents (Note 3)                       $5,686       6,715
    Accounts and notes receivable, less allowance for
      doubtful accounts of $6,568 in 1999 and $2,041 in      39,877      42,885
      1998 (Notes 4 and 6)
    Inventories (Notes 3 and 7)                              61,817      58,515
    Prepaid expenses and other current assets (Note 11)       5,791       3,982
                                                            _______     _______
      Total current assets                                  113,171     112,097

Property, plant and equipment - net (Notes 3 and 6)         110,025     113,652
Other assets (Notes 3 and 15)                                 8,625      12,850
Cost in excess of net assets of acquired businesses, net
    of accumulated amortization of $11,546 in 1999 and
    $9,146 in 1998 (Note 3)                                  82,615      85,521
                                                            _______     _______
                                                           $314,436     324,120

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings (Note 5)                            $6,423       7,308
   Current installments of long-term debt (Note 6)           25,092         525
   Accounts payable-trade and other liabilities
     (Notes 8 and 10)                                        33,780      27,995
   Income taxes payable (Note 11)                               481       1,700
                                                            _______     _______
      Total current liabilities                              65,776      37,528

Long-term debt (Note 6)                                     182,539     198,246
Other long-term liabilities                                   3,073       1,986
Deferred income taxes (Note 11)                              10,556      12,878
                                                            _______     _______
      Total liabilities                                     261,944     250,638
                                                            _______     _______
Commitments and contingencies (Notes 8 and 9)

Stockholders' equity (Note 7):
   Preferred stock                                                -           -
   Common stock (shares issued of 14,701 in 1999 and
     1998)                                                      147         147
   Paid-in capital                                           30,084      30,084
   Retained earnings                                         46,024      56,169
   Accumulated other comprehensive loss:
     Cumulative foreign translation adjustment              (21,414)    (10,569)
   Less - Treasury stock, at cost (430 shares in 1999
     and 1998)                                               (2,349)     (2,349)
      Total stockholders' equity                             52,492      73,482
                                                            _______     _______
                                                           $314,436     324,120
                                                            _______     _______
                                                            _______     _______


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                           CUMULATIVE
                                     COMMON                                  FOREIGN
                                     STOCK    COMMON  PAID-IN    RETAINED  TRANSLATION    TREASURY
                                     SHARES   STOCK   CAPITAL    EARNINGS   ADJUSTMENT     STOCK    TOTAL
                                     ______   ______  _______    ________  ___________    ________  _____

Balances at December 31, 1996        14,670  $   147   29,946     56,919        (336)      (1,498)  85,178

Net income                                -        -        -      5,148           -            -    5,148
Foreign currency translation
   adjustment                             -        -        -          -     (12,937)           -  (12,937)
Options exercised                        25        -      113          -           -            -      113
                                     ______  _______   ______     ______     _______       ______   ______

Balances at December 31, 1997        14,695      147   30,059     62,067     (13,273)      (1,498)  77,502

Net loss                                  -        -        -     (5,898)          -            -   (5,898)
Foreign currency translation
   adjustment                             -        -        -          -       2,704            -    2,704
Purchases of treasury stock               -        -        -          -           -         (851)    (851)
Options exercised                         6        -       25          -           -            -       25
                                     ______  _______   ______     ______     _______       ______   ______

Balances at December 31, 1998        14,701      147   30,084     56,169     (10,569)      (2,349)  73,482

Net loss                                  -        -        -    (10,145)          -            -  (10,145)
Foreign currency translation              -        -        -          -     (10,845)           -  (10,845)
   adjustment                        ______  _______   ______     ______     _______       ______   ______


Balances at December 31, 1999
   (Notes 6 and 7)                   14,701  $   147   30,084     46,024     (21,414)      (2,349)  52,492
                                     ______  _______   ______     ______     _______       ______   ______
                                     ______  _______   ______     ______     _______       ______   ______



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                              1999      1998      1997
                                           _________  ________  _________
Cash flows from operating activities:
  Net income (loss)                        $(10,145)   (5,898)    5,148
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation                             14,931    11,934     5,877
    Amortization                              2,951     4,638       968
    Provision for losses on accounts          4,830       590       305
     receivable
    Deferred income taxes                    (2,451)   (5,089)      720
    Change in assets and liabilities
     net of effects of acquisitions:
      Accounts and notes receivable          (4,459)    2,729    (1,064)
      Inventories                            (6,406)   (2,228)   (7,396)
      Prepaid expenses and other current       (256)      135      (248)
       assets
      Accounts payable -
       trade and other current liabilities    7,488       392    (4,313)
      Income taxes payable                     (981)    1,850    (1,494)
                                             -------   ------    -------
    Net cash provided by (used in)            5,502     9,053    (1,497)
      operating activities                   -------   ------    -------


Cash flows from investing activities:
   Capital expenditures                     (17,716)  (19,871)   (7,706)
   Acquisitions, net of cash acquired             -   (12,810)  (85,382)
   Other investing activities                (1,928)   (2,830)   (8,190)
                                            --------  -------- ---------
    Net cash used in investing activities   (19,644)  (35,511) (101,278)
                                            --------  -------- ---------


Cash flows from financing activities:
   Borrowings under line of credit                -     9,482     3,548
    arrangements
   Payments under line of credit                (55)   (3,221)   (3,435)
    arrangements
   Borrowings under revolving credit        110,960    12,000   109,550
    facility
   Payments under revolving credit          (98,100)        -  (121,940)
    facility
   Borrowings under long-term loans               -         -   175,000
   Payments under long-term loans            (1,463)        -   (50,000)
   Stock issued or (reacquired), net              -      (825)      113
   Other financing activities                 2,027       276     1,068
                                             ------    ------   -------
    Net cash provided by financing           13,369    17,712   113,904
    activities                               ------    ------   -------
Effects of exchange rate changes on cash       (256)      589     1,626
                                             -------   ------    ------
    Net increase (decrease) in cash and      (1,029)   (8,157)   12,755
     cash equivalents
Cash and cash equivalents at beginning of     6,715    14,872     2,117
 year                                        ------    ------    ------
Cash and cash equivalents at end of year     $5,686     6,715    14,872
                                             ======    ======    ======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest                                $19,155    19,667     7,374
                                             ======    ======    ======
    Income taxes                             $3,602     1,920     7,594
                                             ======    ======    ======


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

Worldtex's principal subsidiaries are Regal Manufacturing Company, Inc. ("Regal"), based in Hickory, North Carolina, Rubyco (1987), Inc. ("Rubyco"), based in Montreal, Canada, Filix, s.a. ("Filix"), based in Troyes, France, Fibrexa, Ltda. ("Fibrexa"), based in Bogota, Colombia, and Elastic Corporation of America, Inc. ("ECA"), based in Columbiana, Alabama. During 1999, the Company became a 51% partner in an Indian joint venture. A reference to Worldtex includes its subsidiaries unless the context indicates otherwise.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements of Worldtex as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 include the accounts of Regal, Rubyco, Filix, Fibrexa, Elastex effective October 3, 1997 and ECA effective December 1, 1997. The Company also has 38% and 51% interests in joint ventures in Estonia and India, respectively, which are accounted for under the equity method. All significant intercompany balances and transactions for all periods are eliminated in the consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Cash Equivalents

At December 31, 1998, cash included a demand deposit of $2,596 with a commercial bank earning daily money market investment yields. At December 31, 1998, restricted cash on deposit of $2,247 is included in other assets as security for loans to Fibrexa in Colombia, South America.

(b)  Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

As of December 31, 1999 and 1998, the major classes of inventory are:

                   1999       1998
                   ----       ----

Raw Materials    $17,836      16,032
Work in Process   14,035      14,749
Finished Goods    29,946      27,734
                  ------     -------
                 $61,817      58,515
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

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


As of December 31, 1999 and 1998, property, plant and equipment consists of:

                             1999     1998
                             ----     ----

Land                      $  2,889    3,255
Buildings and leasehold
   improvements             42,752   39,246

Machinery and
   equipment               113,180  111,417
                          -------- --------
                          $158,821  153,918
Less accumulated
   depreciation and
   amortization             48,796   40,266
                          -------- --------
                          $110,025  113,652
                          ========  =======

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

(e)  Forward Exchange Contracts

The Company enters into forward exchange contracts as a hedge against accounts payable denominated in foreign currency. These contracts are used to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of its foreign business. Gains and losses on forward contracts, which are not material, are deferred and included in the measurement of the related foreign currency transactions. The impact of forward contracts on cash flows is reflected in the change in accounts payable-trade and other liabilities. As of December 31, 1998, $400 in contracts was outstanding.

(f)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for tax purposes and financial statement purposes and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income (deductions) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the change.

No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to Worldtex. The foreign currency translation adjustment shown on the consolidated statements of comprehensive income (loss) is not shown net of tax. Worldtex intends that such earnings will continue to be invested in those countries. At December 31, 1999, the cumulative amount of foreign undistributed earnings amounted to $56,984. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

(g)  Foreign Currency

Assets and liabilities denominated in foreign currencies have been translated into U. S. dollars at the period-end exchange rate. Revenues and expenses denominated in foreign currencies have been translated into U.S. dollars at the weighted average exchange rate. Translation gains and losses are accounted for in a separate component of stockholders' equity. The exchange gains and losses arising on transactions are charged to income as incurred. Net foreign currency losses charged to income for the years 1999, 1998 and 1997 were $1,860, $380 and $526, respectively.

(h)  Net Income per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share are based upon the weighted average number of common shares and dilutive common

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


equivalent shares outstanding during the year. The reconciliation of income available to common stockholders and weighted average number of common shares for basic and diluted per share amounts are as follows:

                              1999      1998      1997
                              ----      ----      ----
Diluted net  income
  (loss)                   $(10,145)   (5,898)    5,148
                           ========    ======     =====
Basic weighted
  average common
  shares outstanding         14,271     14,368   14,420
Effect of dilutive
  options outstanding            -          -      401
                           --------    -------   ------
Diluted weighted
  average common
  and common
  equivalent shares
  outstanding                14,271     14,368   14,821
                           ========    =======   ======
Potentially dilutive
 shares not included
  because their
  effect was
  antidilutive                1,760      1,814       80
                           ========    =======   ======

(i)  Revenue Recognition

Revenue from sales is recognized when goods are shipped to the customer, at which point the risk of loss has passed to the customer. The Company provides allowances for bad debts based upon periodic evaluations of the aging of the accounts receivable and related claims experience.

(j)  Interest Rate Swap Agreements

The Company terminated an interest rate swap agreement in 1998. During 1999, the Company entered into new interest rate swap and swap option agreements. Interest swap and swap option agreements are accounted for like a hedge of the underlying debt obligation and interest expense is recorded using the revised interest rate, with fees and other payments amortized as yield adjustments.

(k)  Stock Options

The Company accounts for its stock option plan using the intrinsic value based method.

(l)  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(p)   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net income as previously reported.

(n)   New Accounting Standards

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, which delays the Company's effective date until the first quarter of the year ending December 31, 2001. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

(o)   Capitalization of Interest

The Company capitalizes interest expense associated with construction of certain assets. In 1999 and 1998, interest of $722 and $379, respectively, was capitalized.

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


(p)   Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and totaled $276, $417 and $115 in 1999, 1998 and 1997, respectively.

NOTE 4 - NOTES RECEIVABLE

Foreign subsidiaries have the U.S. dollar equivalent of $942 and $2,845 of non-interest bearing notes receivable as of December 31, 1999 and 1998, respectively, with maturities within four months of those dates.

NOTE 5 - SHORT-TERM BORROWINGS

Short-term debt consists of notes payable to banks, advances under bank lines of credit and overdraft facilities. The Company's foreign subsidiaries have available the U.S. dollar equivalent of $20,286 under various bank lines of credit and overdraft facilities providing for unsecured borrowings and letter of credit financing generally due in 90 to 180 days. At December 31, 1999 and 1998, $6,423 and $7,308, respectively, were outstanding under these foreign agreements at average interest rates of 8.7% and 5.25% respectively.

NOTE 6 - LONG-TERM DEBT

As of December 31, 1999 and 1998, long-term debt consists of:

                                     1999         1998
                                   --------     --------
9.625% Senior Notes
  due December 15, 2007            $175,000      175,000

Industrial revenue bonds
  due June 1, 2014 with
  interest at variable rates
  (5.1% average rate as of
  December 31, 1999)                  6,000        6,000
Revolving credit facilities
  due December 1, 2002
  with interest at variable
  rates (8.66% weighted
  average rate as of
  December 31, 1999)                 24,860       12,000
Other indebtedness,
  primarily fixed rate
  debt, due at various
  dates through 2007                  1,771        5,771
                                    -------      -------
                                    207,631      198,771
Less current installments            25,092          525
                                    -------      -------
                                   $182,539      198,246
                                   ========      =======

The aggregate annual maturities of long-term debt during each of the five years subsequent to December 31, 1999 are as follows:

                 YEAR ENDING
                 DECEMBER 31,      AMOUNT
                 ------------    ----------
                     2000          $25,092
                     2001             236
                     2002             227
                     2003             232
                     2004             252
                  Thereafter       181,592
                                  --------
                                  $207,631
                                  ========

The Company entered into an indenture dated December 1, 1997, under which a total of $175,000 of Senior Notes due December 15, 2007 were issued with interest at the annual rate of 9.625%. The notes are unconditionally guaranteed by each of the U.S. subsidiaries of the Company. The Company may redeem the notes on or after December 15, 2002, at redemption prices ranging from 104.813% in 2002 to 100% in 2005. Up to 35% of the aggregate principal amount of notes

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


originally issued may be redeemed at a price of 109.625% with the net proceeds of a public offering of common stock at any time on or before December 15, 2000. The indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, and assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. At December 31, 1999, Worldtex was in compliance with the various covenants. Upon the issuance of the notes, the Company repaid certain existing indebtedness. An extraordinary charge of $1,344, net of a tax benefit of $693, was recorded for the early debt extinguishment. In addition, during 1998, the Company cancelled an interest rate swap agreement relating to indebtedness repaid by the issuance of the notes and received a settlement of $286.

The Company has interest rate swap agreements and swap option agreements with a commercial bank that effectively converted a portion of its fixed rate debt to a floating rate for a period of up to three years with the floating rate reset every six months. Under these agreements, the Company receives a weighted average fixed rate of 5.2% at December 31, 1999 and pays a floating rate based on LIBOR or based on a rate indexed to selected foreign currency denominated indices, resulting in a weighted average floating rate of 4.6% at December 31, 1999. Notional principal amounts of $30,000 in swap agreements and $20,000 in swap option agreements were outstanding at December 31, 1999. Net amounts received under these agreements decreased interest expense for 1999 by $70. The estimated amount the Company would have to pay to terminate these agreements was approximately $282 at December 31, 1999.

Certain property and equipment collateralize the industrial revenue bonds, which are also secured by an annually renewable letter of credit.

The Company has a domestic credit facility that provides for revolving credit borrowings in an aggregate principal amount of up to $25,000. The domestic credit facility terminates and all amounts borrowed thereunder will be due December 1, 2002. Loans under the domestic credit facility bear interest at variable rates based upon a base rate (the higher of the prime rate or the Federal Funds rate), certificate of deposit rates or Eurodollar rates, in each case plus an applicable margin. Loans are guaranteed by all U.S. subsidiaries of the Company and are required to be secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the foreign subsidiaries. The domestic credit facility carries a commitment fee of .50% of the unused available borrowings. The domestic credit facility contains customary covenants and restrictions on the Company's ability to engage in certain activities. In addition, the domestic credit facility provides that the Company must meet certain financial covenants, including a minimum consolidated current ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, the domestic credit facility restricts the payment of dividends. At December 31, 1999, Worldtex was not in compliance with financial covenants relating to the leverage ratio, interest coverage ratio, current ratio, minimum tangible net worth and limitations on capital expenditures of the domestic credit facility. The Company obtained a waiver of these covenants and an amendment to the domestic credit facility through June 30, 2000. The Company is currently negotiating to refinance its domestic credit facility and expects to complete this process during the first half of 2000. Accordingly, the $24,860 outstanding balance on the domestic credit facility has been classified as current installments of long-term debt as of December 31, 1999.


Under the most restrictive of these debt agreements, no amounts were available for the payment of dividends and other distributions as of December 31, 1999.

NOTE 7 - STOCKHOLDERS' EQUITY

Worldtex is authorized to issue up to 40,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. As of December 31, 1999 and 1998, there were issued 14,700,971 and outstanding 14,271,171 shares of common stock and no shares of preferred stock. Worldtex has a current authorization to repurchase up to 1,000,000 shares of its common stock although no amount was available for such repurchases at December 31, 1999, under restrictive covenants in Worldtex's debt agreements. Through December 1999, 429,800 shares had been purchased and are carried at cost as Treasury Stock.

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

Certain investment managers made filings with the Securities and Exchange Commission on February 28, 2000 stating they were the beneficial owners of approximately 34% of the outstanding shares of Worldtex common stock. The share purchase rights attached to the outstanding Worldtex common stock provide that they would trade separately from such stock and become exercisable the tenth day following public announcement that beneficial ownership of 20% or more of the outstanding Worldtex common stock had been acquired. The Board of Directors subsequently extended the shareholder rights 10-day period on several occasions. On March 27, 2000, Worldtex entered into a Standstill Agreement with such investment managers and certain related persons. Pursuant to the Standstill Agreement, Worldtex amended the share purchase rights plan to prevent the share purchase rights from trading separately or becoming exercisable as a result of such announced beneficial ownership, unless the Board of Directors of Worldtex

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


determines that there has been a breach of the Standstill Agreement by any of such other parties.

Under the terms of the Worldtex 1992 Stock Incentive Plan, as amended by the stockholders in May 1998, options to purchase up to 2,100,000 shares of common stock may be awarded to officers and employees. Options granted under the plan may be for such terms and exercised at such times as determined at the time of grant by the Compensation Committee of the Board of Directors. In addition, the Plan provides that each outside director will be granted a one-time option to purchase 10,000 shares of common stock of the Company. As of December 31, 1999, 37,600 had been exercised and 302,000 shares were reserved for future awards under the plan. The 1992 Stock Incentive Plan also includes provisions for the granting of stock appreciation rights, restricted stock, deferred stock, employee loans and tax offset payments. At December 31, 1999, no such grants had been issued, except for limited stock appreciation rights applicable if there is a change of control (as defined) of the Company.

The following table summarizes stock option activity during each of the last three years:

                                            WEIGHTED
                                             AVERAGE
                            NUMBER OF       EXERCISE
                             SHARES          PRICE
                           -----------     ----------
Balances at
   December 31, 1996        1,315,800        $5.44
   Options Granted             80,000        $8.26
   Options Exercised        (  25,400)       $4.43
   Options Cancelled        (   3,000)       $6.44
                            ---------
Balances at
   December 31, 1997        1,367,400        $5.53
   Options Granted            444,100        $3.38
   Options Exercised        (   6,000)       $4.19
   Options Cancelled        (   1,000)       $6.75
                            ---------
Balances at
   December 31, 1998        1,804,500        $5.07
   Options Granted            325,000        $3.20
   Options Cancelled        ( 369,100)       $6.15
                            ---------
Balances at
   December 31, 1999        1,760,400        $4.50
                            =========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Options Exercisable:
  December 31, 1997           891,680        $5.76
  December 31, 1998         1,040,940        $5.65
  December 31, 1999         1,760,400        $4.50
Weighted average fair
value of options
granted:
  December 31, 1997                          $3.79
  December 31, 1998                          $1.98
  December 31, 1999                          $1.94


Options outstanding and exercisable at December 31, 1999:

                                    WEIGHTED
                                    AVERAGE      WEIGHTED
  RANGE OF            NUMBER       REMAINING     AVERAGE
  EXERCISE              OF        CONTRACTUAL    EXERCISE
   PRICES            SHARES          LIFE        PRICE
  --------           ------       -----------    --------
$2.81 - $4.75      1,270,900        7.3 yrs      $ 3.76
$6.00 - $6.75        489,500        3.0 yrs      $ 6.43

The Company accounts for stock options using the intrinsic value based method and, accordingly, recognizes compensation expense to the extent the quoted market price of the stock exceeds the amount the employee is required to pay as of the date of grant of the option. The acquisition of beneficial ownership of approximately 34% of the Worldtex common stock by certain investment managers as described above was deemed to be a "change in control event" under such options. Consequently, all outstanding stock options became fully vested and exercisable.

Had compensation cost for the Company's stock option plan been determined using the fair value based method, the Company's net income (loss) and net income
(loss) per share would be as follows:

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                               1999      1998      1997
                            ---------  --------  --------
Net income (loss) as
 reported                   $(10,145)   (5,898)   5,148
Pro forma net income
 (loss)                      (10,782)   (6,019)   5,046
Diluted net income
  (loss) per share as
  reported                      (.71)     (.41)     .35
Pro forma net income
  (loss) per share              (.76)     (.42)     .35

The fair value of each option grant is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of 39%, 36% and 33%; risk-free interest rates of 5.5% and expected lives of eight years.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Worldtex, Inc. Profit Sharing and Retirement Savings Plan (the "Plan") provides for discretionary profit sharing contributions, elective deferrals pursuant to Internal Revenue Code Section 401(k), and discretionary matching contributions for employees of the Company and its participating subsidiaries. All Company contributions vest at the rate of 20% after two years, 40% after three years, 60% after four years and 100% after five years.

Employees participating in the Plan have an opportunity to purchase various investment funds, including Company stock, through payroll deductions. The Company determines, on a prospective basis, the extent to which these employee contributions are matched by Worldtex. In 1998, Worldtex instituted a matching program at the rate of one-third of the employee contribution up to a maximum employee contribution of 6% of salary. Matching contributions to the Plan were $270, $187 and $0 in 1999, 1998 and 1997 respectively.

The Plan also permits the Company to decide each year whether to make a profit sharing contribution and the amount of each such contribution. No discretionary

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


profit sharing contributions were made in 1999 and 1998. The Company made profit sharing contributions of $89 for the year ended December 31, 1997.

Employee 401(k) and Company matching contributions are invested as directed by the employee from a menu of funds available under the Plan. Profit sharing contributions are invested as directed by the Plan's investment committee. Certain contributions made to the Plan in prior years are required to be invested in Company stock.

Employees of Rubyco participate in a Registered Retirement Savings plan. The plan provides for employee contributions of 4% of salary to a maximum of $2.3 per employee with corresponding contributions by Rubyco of 5% of salary to a maximum of $2.3 per employee. Contributions for the years ended December 31, 1999, 1998 and 1997 were $19, $20 and $23 respectively.

Filix is legally obligated to contribute to an employee profit-sharing plan whereby annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Contributions for the years ended December 31, 1999, 1998 and 1997 were $447, $590 and $720 respectively.

Under the terms of an industry-wide labor agreement, Filix employees participate in an unfunded plan which provides for a lump-sum payment at normal retirement age of up to four months salary depending on their number of years of service. Such amounts are payable only if the employee remains with Filix until retirement. The Company's accumulated benefit obligation for this plan was $195 and $212 at December 31, 1999 and 1998, respectively, with a projected benefit obligation of $210 and $228. The projected obligation at December 31, 1999 and 1998 was determined using an assumed discount rate of 7.25% and an assumed long-term rate of increase in compensation of 3%. The Company's net periodic pension cost for this plan was $23, $22 and $21 in 1999, 1998 and 1997 respectively.

Worldtex also has unfunded supplemental plans for certain senior executives. The accrued liability at December 31, 1999 and 1998 was $2,979 and $2,365. The Company accrued $818, $878 and $200 for the years ended December 31, 1999, 1998 and 1997 respectively for benefits under this plan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancelable operating leases, primarily for real property, as of December 31, 1999 are:

             2000           $2,325
             2001            1,994
             2002            1,372
             2003            1,041
             2004              170
                            ------
             Total          $6,902
                            ======

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Rental expense for cancelable and non-cancelable operating leases charged to operations for the years ended December 31, 1999, 1998 and 1997 was $2,327, $2,100 and $1,134 respectively.

In the normal course of business, Worldtex and its subsidiaries may sometimes be named as a defendant in litigation. In the opinion of management, based upon the advice of counsel, any uninsured liability which may result from the resolution of any present litigation or asserted claim will not have a material effect on Worldtex's operations, financial position or liquidity.

NOTE 10 - ACCOUNTS PAYABLE -TRADE AND OTHER LIABILITIES

Accounts payable - trade and other liabilities consist of the following as of December 31, 1999 and 1998:


                                 1999     1998
                                 ----     ----
Accounts and other
   payables - trade            $25,062   17,621
Salaries, wages and other
   compensation                  2,689    4,306
Pensions, profit sharing
   and employee benefits         1,662    2,006

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                   1999        1998
                                   ----        ----
Taxes, other than income
   taxes                             650       1,162
Interest                           1,034       1,145
Other                              2,683       1,755
                                 -------     -------
Total                            $33,780      27,995
                                 =======     =======

NOTE 11 - INCOME TAXES

The provisions (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

             U. S.               U.S. STATE
            FEDERAL    FOREIGN    & LOCAL   TOTAL
            -------    -------   ---------- -----
1999
----
Current     $     0     2,276        65     2,341
Deferred     (1,650)      (91)     (430)   (2,171)
            --------    ------     -----   -------
Total       $(1,650)    2,185      (365)      170
            ========    ======     =====   =======
1998
----
Current     $     0     3,892       (55)    3,837
Deferred     (3,954)     (266)     (111)   (4,331)
            --------    ------    ------   -------
Total       $(3,954)    3,626      (166)     (494)
            ========    ======    ======    ======
1997
----
Current       $(310)    4,335       (55)    3,970
Deferred       (275)    1,794      (112)    1,407
              ------    ------    ------    -----
Total         $(585)    6,129      (167)    5,377
              ======    ======    ======    =====


Income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 is comprised as follows:

              1999         1998         1997
              ----         ----         ----

U.S         $(18,012)    (12,760)     (2,245)
Foreign        8,037       6,368      14,114
            ---------    --------     ------
            $ (9,975)     (6,392)     11,869
            ========     ========     ======

A reconciliation for the years ended December 31, 1999, 1998 and 1997 between the amount computed using the U. S. Federal income tax rate and the effective rate of tax on book income is as follows:

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                  1999     1998     1997
                                  ----     ----     ----
Statutory U.S. Federal
   income tax rate              (34.0)%  (34.0)%   34.0%
Effect of increase
  (decrease) in French tax
  rate on deferred taxes         (4.2)     -        9.7
Effect of higher foreign
  tax rates on current
  taxes                           3.7     12.8      7.1
Effect of foreign inflation
  adjustments                    (6.1)    (5.2)    (7.8)
Amortization of goodwill          2.3     16.1      2.2
Valuation allowance              41.5      -        -
Other, net                       (1.5)     2.6       .1
                                -----     ----     ----
Effective rate of tax on
  book income/loss                1.7%    (7.7)%   45.3%
                                =====     =====    ====


There was a $4,135 valuation allowance established in 1999 for deferred tax assets due to uncertainty as to the future benefit of domestic federal net operating loss carryforwards. There was also a valuation allowance for certain state net operating loss carryforwards of $1,635 and $894 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had U.S. Federal and state net operating loss carryforwards aggregating $33,578 and $33,133, respectively, which expire at various dates through 2019.

In October 1997, France increased the tax rate from 36.67% to 41.67%. The rate increase resulted in a $1,156 charge in 1997 to the income tax provision to increase the deferred tax liability as of January 1, 1997 to the higher enacted income tax rate. During 1999, France decreased the tax rate from 41.67% to 40% resulting in a $417 reduction to the 1999 income tax provision to decrease the deferred tax liability as of January 1, 1999.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                         1999      1998
                                         ----      ----
Deferred tax assets:
  Inventories                           $1,125      936
  Employee benefits                      1,401    1,294
  Allowance for doubtful accounts        2,064      467
  Net operating loss carryforwards       7,103    7,153
                                        ------   ------
                                        11,693    9,850
                                        ------    -----


                                         1999      1998
                                         ----      ----
Deferred tax liabilities:
  Property, plant and equipment        (15,270   (17,932)
  Goodwill amortization                 (1,645)   (1,323)
  Imputed interest                        (744)     (775)
  Other                                   (455)     (280)
                                      --------  --------
                                       (18,114)  (20,310)
                                      --------  --------
Net deferred income taxes             $ (6,421)  (10,460)
                                      ========  ========


Deferred taxes are classified in the accompanying Consolidated Balance Sheets captions as follows:


                          ASSET (LIABILITY)
                        ---------------------
                            1999    1998
                            ----    ----
Prepaid expenses and
  current assets        $ 4,135       2,418
Deferred income taxes   (10,556)    (12,878)
                        -------    --------
                        $(6,421)    (10,460)
                        =======    ========

NOTE 12 - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are conducted within two product lines, the manufacturing and sale of covered elastic yarns and of woven and knitted narrow elastic fabrics. The Company has aggregated these product lines for reporting purposes due to their similar economic characteristics, production processes, customers and distribution methods. External sales by product line are as follows:


                         1999        1998        1997
                         ----        ----        ----

Covered elastic yarn   $167,596     178,768     194,386
Narrow elastic fabric   118,191      79,769       8,870
                       --------     -------     -------
                       $285,787     258,537     203,256
                       ========     =======     =======

External sales and net long-lived assets by geographic area are as follows:

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                  1999      1998      1997
                  ----      ----      ----
UNITED STATES
Net sales       $192,652   146,684    73,843
Net long-lived   134,603   138,791   122,803
  assets

CANADA
Net sales         17,052    20,968    24,295
Net long-lived     1,199     1,570     6,025
  assets

FRANCE
Net sales         64,626    79,472    92,417
Net long-lived    44,861    53,096    49,673
  assets

COLOMBIA
Net sales         11,457    11,413    12,701
Net long-lived    20,602    18,566    15,520
  assets

In 1999, Fruit of the Loom accounted for 16.8% of consolidated net sales. In 1999, no other customer, and in 1998 and 1997, no customer, represented over 10% of consolidated net sales.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values are determined as follows:

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


                                DECEMBER 31, 1999
                                -----------------
                               CARRYING       ESTIMATED
                                AMOUNT        FAIR VALUE
                                ------        ----------

9.625% Senior Notes            $175,000        141,750
Revolving credit facilities      24,860         24,860
Other indebtedness                7,771          7,474
                               --------        -------
Total                          $207,631        174,084
                               ========        =======


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

(d)  Interest Rate Swap Agreement

The Company has an aggregate of $50,000 interest rate swap and swap option agreements with a fair value of $(282) as of December 31, 1999.

(e)  Limitations of Estimates

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14 - ACQUISITIONS

On October 3, 1997, the Company purchased substantially all of the assets of Elastex for approximately $8,400 in cash. On December 1, 1997, the Company

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


purchased substantially all of the assets of ECA for approximately $76,300 in cash and the assumption of $6,000 in long term debt. The net proceeds from the sale of the $175,000 senior notes were used to fund the acquisition of ECA and to reduce outstanding indebtedness incurred to finance the acquisition of Elastex. The excess of cost over fair value of net assets acquired was approximately $53,161 for ECA and approximately $3,949 for Elastex and is being amortized using the straight-line method over 40 years. ECA acquired substantially all of a narrow elastic fabric manufacturing facility of Fruit of the Loom on December 30, 1998, for approximately $12,500. The excess of cost over fair value of net assets acquired of approximately $3,836 are being amortized using the straight-line method over periods of 5 to 10 years. The acquisitions were accounted for as purchases and, accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, during 1999, the Company entered into a 51% joint venture in India.

NOTE 15 - RELATED PARTY TRANSACTIONS

In 1999, 1998 and 1997, other assets include a $600 non-interest bearing note receivable due in the year 2002 from a senior executive

NOTE 16 - SIGNIFICANT FOURTH QUARTER CHARGES

During the fourth quarter of 1999, the Company initiated a consolidation plan to reduce conventional covered yarn production in the United States. One of three manufacturing facilities located in Hickory, North Carolina will be closed during the first half of 2000, with its operations moved into the remaining facilities. The Company recorded a one-time charge of $2,813 as of December 31, 1999 for the consolidation. This charge, recorded in cost of sales, covers provisions for real estate and manufacturing equipment that will be taken out of service, as well as certain inventory provisions. In addition, the Company recorded in selling, general and administrative expenses reserves of $4,000 for accounts receivable owed by Fruit of the Loom as of December 31, 1999, one-time

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


charges for Canadian severance relating to the 1998 restructuring of $404, and certain retirement benefit costs of $506.

During the fourth quarter of 1998, the Company recorded charges of $7,843 which included a $4,376 restructuring provision for discontinuing the Company's conventional covered yarn production in Montreal, Quebec, $1,940 related primarily to asset provisions for underutilized equipment in the United States and $1,527 related to the retirement of the Company's former chairman and chief financial officer. The charges included $3,814 recorded in cost of goods sold, $1,707 recorded as selling and administrative expenses and $2,322 recorded as a goodwill writedown. The Company transferred its production of conventional covered elastic yarn previously manufactured in Montreal, Quebec to existing operations in the United States and Colombia, South America.

NOTE 17 - SUBSEQUENT EVENT

On February 28, 2000, a Schedule 13D report was filed with the Securities and Exchange Commission stating that certain investment managers affiliated with EGS Partners, L.L.C. (the "EGS Persons") were the beneficial owners of approximately 34% of the outstanding shares of Worldtex common stock. The filing states that the Worldtex shares were acquired for investment.

As a consequence of the filing of such report, the "poison pill" shareholder rights attached to the outstanding Worldtex common stock were required to trade separately from such stock and become exercisable after 10 days, unless otherwise provided by the Worldtex Board of Directors. The Board of Directors subsequently extended the initial 10-day period on several occasions in order to permit discussions with the EGS Persons.

On March 27, 2000, Worldtex entered into a Standstill Agreement (the "Standstill Agreement") with the EGS Persons and certain related entities (collectively, the "EGS Parties"). Pursuant to the Standstill Agreement, Worldtex amended its "poison pill" shareholder rights plan to prevent the rights from trading separately or becoming exercisable as a result of the announced beneficial ownership by the EGS Parties, unless the Board of Directors of Worldtex determines that there has been a breach by an EGS Party of the Standstill Agreement.

Under the Standstill Agreement, the EGS Parties agreed, among other things, not to (i) acquire additional shares of Worldtex common stock, (ii) encourage other persons to acquire Worldtex common stock, (iii) submit or encourage a proposal for the acquisition of Worldtex, (iv) make any solicitation of proxies for Worldtex common stock, (v) sell any Worldtex common stock, except sales of not more than 5% of the outstanding shares in any 90 day period so long as the buyer is not and will not thereby become the beneficial owner of 5% or more of the Worldtex common stock or (vi) submit any shareholder proposal. In addition, each EGS Party agreed to vote the Worldtex common stock beneficially owned by it, at its option, (i) in the manner recommended by the Worldtex Board of Directors or
(ii) in the same proportion as the votes of other holders of Worldtex common stock. The EGS Parties also agreed to make payments to Worldtex aggregating $800, in reimbursement of certain expenses. The term of the Standstill Agreement is ten years.

Also as a result of such acquisition of Worldtex common stock by the EGS Persons, all outstanding stock options granted under the 1992 Stock Incentive Plan of Worldtex became vested. In addition, Barry D. Setzer, Chairman of the Board, President and Chief Executive Officer of Worldtex, and Marty R. Kittrell, Senior Vice President and Chief Financial Officer of Worldtex, each has asserted that, under the terms of his employment agreement with Worldtex, he is entitled to terminate his employment and receive payment of 2.99 times his "base salary" (as defined). If both officers were entitled to exercise such right, Worldtex would be obligated to make severance payments of approximately $2,100. The Worldtex Board of Directors has taken the position that such officers are not entitled to exercise such right. However, the Board of Directors has entered into negotiations with such officers seeking to settle the matter amicably. The departure from Worldtex of these senior managers could have a material adverse effect on Worldtex.

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


Consolidating Statements of
Operations Year Ended
December 31, 1999

                                                     GUARANTOR   NON-GUARANTOR
                                                      DOMESTIC    FOREIGN
                                     WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                     -------------- ------------ ------------ ------------ ------------
Net sales                              $     -      197,512        109,662       (21,387)     285,787

Cost of goods sold                           -      175,409         88,595       (20,952)     243,052
                                        ------      -------         ------       --------     -------
  Gross profit                               -       22,103         21,067          (435)      42,735

Selling and administrative expense       4,080       18,559          8,599            44       31,282
                                        -------      ------         ------        ------       ------

  Operating profit (loss)               (4,080)       3,544         12,468          (479)      11,453

Interest expense                        18,475          432          1,045             -       19,952

Intercompany interest expense (income) (10,280)       9,454            826             -            -

Intercompany administrative charges     (2,862)       1,860          1,002             -            -

Other income (expense) - net              (289)         429         (1,616)            -       (1,476)
                                       --------     -------        -------       ------       -------

  Income (loss) before income taxes     (9,702)      (7,773)         7,979          (479)      (9,975)

Provision (benefit) for income taxes      (283)      (1,852)         2,305            -           170

Undistributed loss of subsidiaries        (247)       5,674              -        (5,427)           -
                                       --------      -------        ------        -------    --------

  Net income (loss)                    $(9,666)        (247)         5,674        (5,906)     (10,145)
                                       ========      =======        ======        =======    =========

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


Consolidating Statements of
Operations  Year Ended
December 31, 1998

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
Net sales                               $    -        151,775      123,154       (16,392)     258,537

Cost of goods sold                           -        131,534      101,125       (16,392)     216,267
                                        -------       -------      -------       --------     -------

  Gross profit                               -         20,241       22,029             -       42,270

Selling and administrative               5,627         12,574       12,036             -       30,237
                                        ------         ------       ------        ------       ------
expense

  Operating profit (loss)               (5,627)         7,667        9,993             -       12,033

Interest expense                        17,120            586        1,059             -       18,765

Intercompany interest expense (income)  (9,467)         8,183        1,284             -            -

Intercompany administrative charges     (2,896)         1,894        1,002             -            -

Other income (expense) - net               557             63         (280)            -          340
                                        ------         ------        ------       ------       ------

  Income (loss) before income taxes     (9,827)        (2,933)       6,368             -       (6,392)

Provision (benefit) for income taxes    (3,307)          (813)       3,626             -         (494)

Undistributed earnings of subsidiaries     622          2,742            -        (3,364)           -
                                         ------        ------       ------        -------      ------

  Net income (loss)                    $(5,898)           622        2,742        (3,364)      (5,898)
                                       ========        ======       ======        =======      =======


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


 Consolidating Statements of
 Operations Year Ended
 December 31, 1997

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
 Net sales                              $    -         77,893      138,892       (13,529)     203,256

 Cost of goods sold                          -         69,413      111,388       (13,529)     167,272
                                        ------         ------      -------       --------     -------

   Gross profit                              -          8,480       27,504             -       35,984

 Selling and administrative expense      2,572          4,270        9,928             -       16,770
                                        ------         ------       ------        ------       ------

   Operating profit (loss)              (2,572)         4,210       17,576             -       19,214

 Interest expense                        5,962            247          834             -        7,043

 Intercompany interest expense (income) (2,535)           844        1,691             -            -

 Intercompany administrative charges    (2,435)         1,948          487             -            -

 Other income (expense) - net               87             61         (450)            -         (302)
                                        ------         ------       ------        ------       ------

   Income (loss) before income taxes    (3,477)         1,232       14,114             -       11,869

 Provision (benefit) for income taxes   (1,083)           331        6,129             -        5,377

 Undistributed earnings of subsidiaries  8,886          7,985            -       (16,871)           -
                                        ------         ------       ------       -------       ------

   Net income before extraordinary Item  6,492          8,886        7,985       (16,871)       6,492

 Extraordinary item                      1,344              -            -             -        1,344
                                        ------         ------       ------        ------       ------

   Net income                           $5,148          8,886        7,985       (16,871)       5,148
                                        ======         ======       ======      ========       ======


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


Consolidating Balance Sheets
December 31, 1999

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
Current assets
  Cash and cash equivalents             $1,769         (1,769)       5,686             -        5,686
  Accounts and notes receivable, net       315         18,173       21,389             -       39,877
  Inventories                                -         40,719       21,535          (437)      61,817
  Prepaid expenses and other current
    assets                               4,200            666          925             -        5,791
                                        ------         ------       ------        ------       ------

    Total current assets                 6,284         57,789       49,535          (437)     113,171

Property, plant and equipment, net       5,160         57,366       47,540           (41)     110,025
Other assets                             7,499            312          814             -        8,625
Cost in excess of net assets
  of acquired businesses, net                -         64,364       18,251             -       82,615
Intercompany investments               107,038         95,177            -      (202,215)           -
Intercompany advances                  154,811              -            -      (154,811)           -
                                       -------         ------       ------      ---------      ------
                                      $280,792        275,008      116,140      (357,504)     314,436
                                      ========        =======      =======      =========     =======
Liabilities and Stockholders'
 equity
Current liabilities
  Short-term borrowings                 $    -              -        6,423             -        6,423
  Current installments of long-term
    debt                                24,860              -          232             -       25,092
  Accounts payable-trade and             8,246         10,393       15,141             -       33,780
   other liabilities
  Income taxes payable                   1,230         (1,431)         682             -          481
                                        ------        -------       ------        ------       ------
    Total current liabilities           34,336          8,962       22,478             -       65,776

Long-term debt                         175,000          6,000        1,539             -      182,539
Other long-term liabilities              2,550              -          523             -        3,073
Deferred income taxes                   (5,479)         6,155        9,880             -       10,556
Intercompany payables                        -        146,854        7,957      (154,811)           -
                                        ------        -------       ------      ---------      ------
    Total liabilities                  206,407        167,971       42,377      (154,811)     261,944
                                       -------        -------       ------      ---------     -------

Stockholders' equity
  Common stock                             147              -       37,720       (37,720)         147
  Paid-in capital                       30,084         38,793            -       (38,793)      30,084
  Retained earnings                     46,503         68,244       57,457      (126,180)      46,024
  Accumulated other                          -              -      (21,414)            -      (21,414)
    comprehensive loss
  Less-Treasury stock, at cost          (2,349)             -            -             -       (2,349)
                                      --------         ------       ------      --------      -------
    Total stockholders' equity          74,385        107,037       73,763      (202,693)      52,492
                                      --------        -------      ------       ---------      ------
                                      $280,792        275,008      116,140      (357,504)     314,436
                                      ========        =======      =======      =========     =======


                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Consolidating Balance Sheets
December 31, 1998

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
Assets
Current assets
  Cash and cash equivalents            $2,596              14      4,105          -     6,715
  Accounts and notes                        -          19,486     23,399          -    42,885
receivable, net
  Inventories                               -          33,815     24,700           -    58,515
  Prepaid expenses and other            2,594             183      1,205           -     3,982
                                       ------          ------     ------      ------    ------
current assets
    Total current assets                5,190          53,498     53,409           -   112,097

Property, plant and equipment,            337          58,710     54,605           -   113,652
net
Other assets                            9,239           2,457      1,154           -    12,850
Cost in excess of net assets
  of acquired businesses, net               -          68,048     17,473           -    85,521
Intercompany investments              101,344          83,560          -    (184,904)        -
Intercompany advances                 155,820               -          -    (155,820)        -
                                      -------         -------    -------    --------   -------
                                     $271,930         266,273    126,641    (340,724)  324,120
                                     ========         =======    =======    ========   =======
Liabilities and Stockholders'
equity
Current liabilities
  Short-term borrowings              $      -               -      7,308           -     7,308
  Current installments of
   long-term debt                           -               -        525           -       525
  Accounts payable-trade and
   other liabilities                    3,799           9,440     14,756           -    27,995
  Income taxes payable                  1,091          (1,641)     2,250           -     1,700
                                     --------          ------     ------     -------    ------
    Total current liabilities           4,890           7,799     24,839           -    37,528

Long-term debt                        187,000           6,000      5,246           -   198,246
Other long-term liabilities             1,417               -        569           -     1,986
Deferred income taxes                  (5,428)          6,870     11,436           -    12,878
Intercompany payables                       -         144,260     11,560    (155,820)        -
                                     --------         -------     ------    --------   -------
    Total liabilities                 187,879         164,929     53,650    (155,820)  250,638
                                     --------         -------     ------    --------   -------

Stockholders' equity
  Common stock                            147               -     31,778     (31,778)      147
  Paid-in capital                      30,084          32,852          -     (32,852)   30,084
  Retained earnings                    56,169          68,492     51,782    (120,274)   56,169
  Accumulated other
    comprehensive loss                                      -    (10,569)              (10,569)
  Less-treasury stock, at cost         (2,349)              -          -           -    (2,349)
                                     --------         -------     ------    --------   -------
    Total stockholders' equity         84,051         101,344     72,991    (184,904)   73,482
                                     --------         -------     ------    --------   -------
                                     $271,930         266,273    126,641    (340,724)  324,120
                                     ========         =======    =======    ========   =======

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

Consolidating Balance Sheets
December 31, 1998

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
Cash flows from operating
activities:
 Net income (loss)                     $(9,666)          (247)         5,674      (5,906)    (10,145)
 Adjustments to reconcile net
  income (loss)to net cash
  provided (used in) by
  operating activities:
  Undistributed earnings of                247         (5,674)             -       5,427           -
  subsidiaries
  Depreciation and amortization            213         11,990          5,681          (2)     17,882
  Provision for losses on
   accounts receivable                       -          4,446            384           -       4,830
  Deferred income taxes                 (1,768)          (715)            32           -      (2,451)
  Change in assets and
   liabilities net of effects of
   acquisitions:
    Accounts and notes receivable         (315)        (3,132)        (1,012)          -      (4,459)
    Inventories                              -         (6,904)            61         437      (6,406)
    Prepaid expenses and other
      current assets                       110           (483)           117           -        (256)
    Accounts  payable-trade and
    other current liabilities            4,446            953          2,089           -       7,488
    Income taxes payable                   139            210         (1,330)          -        (981)
                                        ------        -------        -------     -------     -------
   Net cash provided by (used
   in) operating activities             (6,594)           444         11,696         (44)      5,502
                                        ------        -------        -------     -------     -------

Cash flows from investing activities:
  Capital expenditures                  (5,037)        (7,401)`       (5,322)         44     (17,716)
  Acquisitions, net of cash
  acquired                              (5,942)        (5,942)             -      11,884           -
  Other investing activities              (515)         1,982         (3,395)          -      (1,928)
                                        ------        -------        -------     -------     -------
  Net cash used in investing
  activities                           (11,494)       (11,361)        (8,717)     11,928     (19,644)
                                       -------        -------        -------     -------     -------

Cash flows from financing activities:
  Borrowings under line of
  credit arrangements                        -              -              -           -           -
  Payments under line of credit
  arrangements                               -              -            (55)          -         (55)
  Borrowings under revolving
  credit facility                      110,960              -              -           -     110,960
  Payments under revolving
  credit facility                      (98,100)             -              -           -     (98,100)
  Borrowings under long-term
  loans                                      -              -              -           -           -
  Payments under long-term loans             -              -         (1,463)          -      (1,463)
  Stock issued or (reacquired), net          -              -              -           -           -
  Advances - affiliated companies        1,009          3,192         (2,967)     (1,234)          -
  Other financing activities            (3,392)         5,942          3,979     (11,286)      2,027
                                       -------         ------         ------     --------     ------
  Net cash provided by (used in)
   financing activities                 17,261          9,134           (506)    (12,520)     13,369
                                       -------         ------         ------     -------      ------
 Effects of exchange rate
   changes on cash                           -              -           (892)        636        (256)
                                       -------         ------         ------     -------      ------
   Net increase (decrease) in
    cash and cash equivalents             (827)        (1,783)         1,581           -      (1,029)
 Cash and cash equivalents at
   beginning of year                     2,596             14          4,105           -       6,715
                                       -------         ------         ------     -------      ------
 Cash and cash equivalents at
   end of year                         $ 1,769         (1,769)         5,686           -       5,686
                                       =======         ======         ======     =======      ======

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Consolidating Balance Sheets
December 31, 1998

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
Cash flows from operating activities:
 Net income (loss)                      $(5,898)           622        2,742      (3,364)      (5,898)
 Adjustments to reconcile net
  income (loss)to net cash
  provided (used in) by
  operating activities:
  Undistributed earnings of
  subsidiaries                             (622)        (2,742)           -       3,364            -
  Depreciation and amortization              30          7,414        9,128           -       16,572
  Provision for losses on
   accounts receivable                        -            311          279           -          590
  Deferred income taxes                  (4,871)            49         (267)          -       (5,089)
  Change in assets and
   liabilities net of effects of
   acquisitions:
    Accounts and notes receivable             -          1,072        1,657           -        2,729
    Inventories                               -         (5,564)       1,732       1,604       (2,228)
    Prepaid expenses and other
     current assets                        (135)           329          (59)          -          135
    Accounts  payable-trade and
    other current liabilities               198            911         (717)          -          392
    Income taxes payable                    799            145          906           -        1,850
                                       --------         ------       ------      ------       ------
   Net cash provided by (used
     in) operating activities           (10,499)         2,547       15,401       1,604        9,053
                                       --------         ------       ------      ------       ------
Cash flows from investing activities:
  Capital expenditures                     (138)       (17,314)      (8,859)      6,440      (19,871)
  Acquisitions, net of cash
   acquired                              (2,740)             -            -     (10,070)     (12,810)
  Other investing activities                400         (6,221)      (1,777)      4,768       (2,830)
                                       --------        -------      -------     -------      -------
  Net cash used in investing
   activities                            (2,478)       (23,535)     (10,636)      1,138      (35,511)
                                       --------        -------      -------     -------      -------

Cash flows from financing activities:
  Borrowings under line of
   credit arrangements                        -              -        9,482           -        9,482
  Payments under line of credit
   arrangements                               -              -       (3,221)          -       (3,221)
  Borrowings under revolving
   credit facility                       12,000              -            -           -       12,000
  Stock issued or (reacquired), net        (825)             -            -           -         (825)
  Advances - affiliated companies        (9,657)        20,683      (10,960)        (66)           -
  Other financing activities              1,293              -         (580)       (437)         276
                                       --------        -------      -------     -------      -------
 Net cash provided by (used in)
   financing activities                   2,811         20,683       (5,279)       (503)      17,712
                                       --------        -------      -------     -------      -------
 Effects of exchange rate
   changes on cash                        2,704             (2)         126      (2,239)         589
                                       --------        -------      -------     -------      -------
    Net decrease in cash and
    cash equivalents                     (7,462)          (307)        (388)          -       (8,157)
 Cash and cash equivalents at
  beginning of year                      10,058            321        4,493           -       14,872
 Cash and cash equivalents at
  end of year                          $  2,596             14        4,105           -        6,715
                                       ========        =======      =======     =======      =======

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTE 18 - SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Consolidating Balance Sheets
December 31, 1998

                                                    GUARANTOR   NON-GUARANTOR
                                                     DOMESTIC    FOREIGN
                                    WORLDTEX, INC. SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                    -------------- ------------ ------------ ------------ ------------
Cash flows from operating activities:
 Net income (loss)                     $5,148      8,886         7,985      (16,871)   5,148
 Adjustments to reconcile net
  income (loss)to net cash
  provided (used in) by operating
  activities:
  Undistributed earnings of            (8,886)    (7,985)            -      16,871         -
  subsidiaries
  Depreciation and amortization            37      2,630         4,178           -     6,845
  Provision for losses on accounts          -         71           234           -       305
   receivable
  Deferred income taxes                (1,099)       341         1,792        (314)      720
  Change in assets and liabilities
   net of effects of acquisitions:
     Accounts and notes receivable       (200)    (3,060)        2,196           -    (1,064)
     Inventories                            -     (2,007)       (5,389)          -    (7,396)
     Prepaid expenses and other           (86)       (34)         (128)          -      (248)
   current assets
    Accounts  payable-trade and
    other current liabilities             406     (2,171)       (1,902)       (646)   (4,313)
     Income taxes payable                (459)      (597)         (984)        546    (1,494)
                                       ------     ------        ------      ------    ------
   Net cash provided by (used in)
   operating activities                (5,139)    (3,926)        7,982        (414)   (1,497)
                                       -------    -------       ------      -------   -------

Cash flows from investing activities:
  Capital expenditures                     (3)    (2,823)       (5,426)        546    (7,706)
  Acquisitions, net of cash
    acquired                           (7,502)         -             -     (77,880)  (85,382)
  Other investing activities           (7,017)       835        (1,875)       (133)   (8,190)
                                       ------     ------        ------     -------   -------
  Net cash used in investing
  activities                          (14,522)    (1,988)       (7,301)    (77,467) (101,278)
                                      -------     ------        ------     -------  --------

Cash flows from financing activities:
  Borrowings under line of credit           -          -         3,548           -     3,548
  arrangements
  Payments under line of credit             -          -        (3,435)          -    (3,435)
  arrangements
  Borrowings under revolving
    credit facility                   109,550          -             -           -   109,550
  Payments under revolving credit
    facility                         (121,940)         -             -           -  (121,940)
  Borrowings under long-term loans    175,000          -             -           -   175,000
  Payments under long-term loans      (50,000)         -             -           -   (50,000)
  Stock issued or (reacquired), net       113          -             -           -       113
  Advances - affiliated companies     (70,376)     6,068         1,036      63,272         -
  Other financing activities             (119)         -         1,546        (359)    1,068
                                       ------     ------        ------      ------    ------
  Net cash provided by financing
   activities                          42,228      6,068         2,695      62,913    113,904
                                       ------     ------        ------      ------    -------

 Effects of exchange rate changes
   on cash                            (12,937)       (7)          (398)     14,968     1,626
                                      -------    -------       -------      ------    ------
   Net increase in cash and cash
    equivalents                         9,630        147         2,978           -    12,755
 Cash and cash equivalents at             428        174         1,515           -     2,117
                                       ------     ------        ------      ------    ------
 beginning of year
 Cash and cash equivalents at end
 of year                               $10,058       321         4,493           -    14,872
                                       =======    ======        ======      ======    ======

                                 WORLDTEX, INC.
                       SUPPLEMENTARY FINANCIAL INFORMATION
________________________________________________________________________________
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     DILUTED NET
                                                          NET          INCOME
         UNAUDITED             NET         GROSS         INCOME      (LOSS) PER
 QUARTERLY FINANCIAL DATA     SALES        PROFIT        (LOSS)      SHARE (A)
 ------------------------     -----        ------        ------      ---------
1999 Quarter:
      First                   $78,017       13,528          815         .06
      Second                   73,607       13,517        1,260         .09
      Third                    69,721       10,229         (712)       (.05)
      Fourth (B)               64,442        5,461      (11,508)       (.81)
                              -------      -------      --------
                              $285,787      42,735      (10,145)
                              ========     =======      ========

1998 Quarter:
      First                   $69,229       14,052        2,151         .15
      Second                   66,054       12,818          748         .05
      Third                    59,801        9,040       (1,061)       (.07)
      Fourth (B)               63,453        6,360       (7,736)       (.54)
                              -------      -------      --------
                              $258,537      42,270       (5,898)
                              ========     =======      ========

NOTES:

(A) Diluted net income (loss) per share amounts are calculated based upon the weighted average number of common shares outstanding and common dilutive equivalent shares during the year.

(B) See note 16 of the consolidated financials statements for significant fourth quarter charges in 1999 and 1998.

                                 WORLDTEX, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
________________________________________________________________________________
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                        ------ADDITIONS------
                             BALANCE    CHARGED                          BALANCE
                               AT       TO COSTS             DEDUCTIONS   AT END
                            BEGINNING     AND                  FROM        OF
                            OF PERIOD   EXPENSES     OTHER   RESERVES    PERIOD
                            ---------   --------     -----   --------    ------
1999
Allowance for doubtful        $2,041    4,830 (A)       -      303 (B)    6,568
accounts

1998
Allowance for doubtful        $2,085      590           -      634 (B)    2,041
accounts

1997
Allowance for doubtful        $2,589      305       470 (C)  1,279 (B)    2,085
accounts


NOTES:

(A) See note 16 of the consolidated financials statements for significant fourth quarter charges in 1999.

(B) Accounts charged off, recoveries, and other adjustments, net.

(C) Increases to reserves reflecting subsidiary purchase price allocation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Reference is made to the information responsive to the Items comprising this Part III that is contained in Worldtex's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

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

 EXHIBIT
   NO.         DESCRIPTION
________       ___________

   2.1 Purchase Agreement, dated as of March 28, 1995, among Fibrexa, S.A., the stockholders of Fibrexa, Worldtex Colombiana, Ltda. and Worldtex - filed as Exhibit 2 to the Company's report on Form 8-K dated June 5, 1995 and incorporated herein by reference.

 EXHIBIT
   NO.         DESCRIPTION
________       ___________

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

   4.4         Form of 9 5/8% Note - included in Exhibit 4.2.

  10.1 Distribution Agreement dated as of November 12, 1992, between W&G and Worldtex - filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

  10.2 Tax Sharing Agreement dated as of November 12, 1992, between W&G and Worldtex - filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

  10.3 Severance Agreement, dated February 10, 1999, between Worldtex and Richard J. Mackey - filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for 1998 and incorporated herein by reference.*

 EXHIBIT
   NO.         DESCRIPTION
________       ___________

  10.4 Employment Agreement, dated November 15, 1993, between Worldtex and Barry D. Setzer - filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.*

  10.5 Employment Agreement, dated December 22, 1998, between Worldtex and Marty R. Kittrell - filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 1998 and incorporated herein by reference.*

  10.6 1992 Stock Incentive Plan of Worldtex, as amended - filed as Appendix A to Worldtex's proxy statement, dated April 1, 1994, for the 1994 Annual Meeting of Stockholders, and incorporated herein by reference.*

  10.7 Credit Agreement, dated as of December 1, 1997, among Worldtex, the Guarantors, the Lenders named therein and NationsBank, N.A., as Agent - filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1998 and incorporated herein by reference.

  10.8 Standstill Agreement, dated as of March 27, 2000, among (i) EGS Associates, L.P., a Delaware limited partnership, (ii) EGS Partners, L.L.C., a Delaware limited liability company, (iii) Bev Partners, L.P., a Delaware limited partnership, (iv) Jonas Partners, L.P., a New York limited partnership, (v) FK Investments, L.P., a Delaware limited partnership, (vi) William Ehrman, (vii) Frederic Greenberg, (viii) Jonas Gerstl, (ix) Julia Oliver, (x) EGS Management, L.L.C., a Delaware limited liability company, and (xi) the Company -- filed herewith.

  10.9 Amendment No. 5, dated as of March 27, 2000, to the Rights Agreement, dated as of August 1, 1992 -- attached as Exhibit A to the Standstill Agreement filed as Exhibit 10.8 hereto.

  21.1         Subsidiaries of Worldtex - filed herewith.

  23.1         Consent of KPMG LLP - filed herewith.

  23.2         Consent of Deloitte & Touche LLP - filed herewith.

  24.1 Powers of Attorney executed by certain directors and officers of Worldtex - filed as Exhibit 25.1 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

  24.2         Powers of  Attorney  executed  by  Mitchell  R. Setzer - filed as
               Exhibit 24.2 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

  24.3         Powers of Attorney executed by Claude D. Egler - filed as Exhibit
               24.3 to the Company's Annual Report on Form 10-K for 1996 and incorporated herein by reference.

 EXHIBIT
   NO.         DESCRIPTION
________       ___________

  24.4         Power  of  Attorney  executed  by Marty  R.  Kittrell  - filed as
               Exhibit 24.4 to the Company's Annual Report on Form 10-K for 1998 and incorporated herein by reference.

  27.1         Financial Data Schedule (filed with EDGAR only).


8-K REPORTS

            During the last quarter of the Company's 1999 fiscal year, the Company filed no reports on Form 8-K.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2000


                                        WORLDTEX, INC.



                                        By /s/ BARRY D. SETZER
                                          ____________________________________
                                           Barry D. Setzer
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ BARRY D. SETZER
___________________________________________

Barry D.  Setzer,  Chairman  of the  Board,
President,   Chief  Executive  Officer  and
Director   and  Attorney  for  the  persons
indicated by asterisk



/s/ MARTY R. KITTRELL
___________________________________________
Marty  R.  Kittrell,  Chief  Financial  and
Accounting Officer


CLAUDE D. EGLER*
Claude D. Egler, Director

JOHN B. FRASER*
John B. Fraser, Director



___________________________________________
Salim M. Ibrahim, Director


WILLI ROELLI*
Willi Roelli, Director

MICHAEL B. WILSON*
Michael B. Wilson, Director

JOHN K. ZIEGLER*
John K. Ziegler, Director