Form 10-Q
period 2000-03-31
WORLDTEX INC
filed 2000-05-15
CIK 892604

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000
Commission file number 1-11438

                                 WORLDTEX, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                     56-178927
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


 915 Tate Boulevard, S.E., Suite 106, Hickory,
                North Carolina                                28602
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
Yes     X          No
     -------          -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Date                          Class                Shares Outstanding
-----------------------        ----------------------     ----------------------
     May 15, 2000                  Common Stock                 14,271,171

                                 WORLDTEX, INC.

                                      INDEX


                                                                     PAGE NUMBER
PART I - Financial Information

      Consolidated Statements of Operations (Unaudited) for the
      Three Months Ended March 31, 2000 and 1999                         1

      Consolidated Statements of Comprehensive Income (Loss)
      (Unaudited) for the Three Months Ended March 31, 2000 and          1
      1999

      Consolidated Balance Sheets at March 31, 2000 (Unaudited)
      and December 31, 1999                                              2

      Consolidated Statements of Cash Flows (Unaudited) for the
      Three Months Ended March 31, 2000 and 1999                         3

      Notes to Consolidated Financial Statements  (Unaudited)            4-11

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          12-16

PART II - Other Information                                              17

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                    UNAUDITED

                                                Three Months Ended
                                                    March 31,
                                                2000         1999
                                                ----         ----
Net sales                                      $73,934       78,017
Costs of goods sold                             63,323       64,489
                                               --------     --------
   Gross profit                                 10,611       13,528
Selling & administrative expense                 5,838        5,852
Goodwill amortization                              765          841
                                               --------     --------
   Operating profit                              4,008        6,835
Interest expense                                 5,173        4,906
Other income (expense) - net                       152         (509)
                                               --------     --------
   Income (loss) before income taxes            (1,013)       1,420
Provision for income taxes                          62          605
                                               --------     --------
   Net income (loss)                           $(1,075)         815
                                               ========     ========

Net income (loss) per share:
   Basic                                       $  (.08)         .06
                                               ========     ========
   Diluted                                     $  (.08)         .06
                                               ========     ========

Weighted average shares outstanding
   Basic                                        14,271       14,271
                                               ========     ========
   Diluted                                      14,271       14,271
                                               ========     ========

                                 WORLDTEX, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                    UNAUDITED

                                                  Three Months Ended
                                                      March 31,
                                                    2000        1999
                                                    ----        ----
Net income (loss)                                $(1,075)        815

Other comprehensive loss:

   Foreign currency translation adjustments       (2,859)     (4,757)
                                                 --------    --------

   Comprehensive loss                            $(3,934)     (3,942)
                                                 ========    ========

           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31,  December 31,
                                                           2000         1999
                                                           ----         ----
                                                        (Unaudited)
                         ASSETS

Current assets:
    Cash and cash equivalents                           $   5,228       5,686
    Accounts and notes receivable, less allowance for
      doubtful accounts of $ 6,707 in 2000 and $ 6,568
      in 1999                                              44,653      39,877
    Inventories                                            56,590      61,817
    Prepaid expenses and other current assets               5,568       5,791
                                                        ----------  ----------
      Total current assets                                112,039     113,171

Property, plant and equipment - net                       107,079     110,025
Other assets                                                8,712       8,625
Cost in excess of net assets of acquired businesses,
    net of accumulated amortization of $ 12,141 in
    2000 and $ 11,546 in 1999                              81,302      82,615
                                                        ----------  ----------
                                                        $ 309,132     314,436
                                                        ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Short-term borrowings                                  $4,701       6,423
    Current installments of long-term debt                 18,477      25,092
    Accounts payable-trade and other liabilities           42,002      33,780
    Income taxes payable                                      272         481
                                                        ----------  ----------
       Total current liabilities                           65,452      65,776

 Long-term debt                                           182,417     182,539
 Other long-term liabilities                                3,047       3,073
 Deferred income taxes                                      9,658      10,556
                                                        ----------  ----------
       Total liabilities                                  260,574     261,944
                                                        ----------  ----------

 Commitments and contingencies

 Stockholders' equity:
    Preferred stock                                             -           -
    Common stock (shares issued of 14,701 in 2000 and
    1999)                                                     147         147
    Paid-in capital                                        30,084      30,084
    Retained earnings                                      44,949      46,024
    Accumulated other comprehensive loss                  (24,273)    (21,414)
    Treasury stock, at cost (430 shares in 2000 and
    1999)                                                  (2,349)     (2,349)
                                                        ----------  ----------
       Total stockholders' equity                          48,558      52,492
                                                        ----------  ----------

                                                        $ 309,132     314,436
                                                        ==========  ==========

           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                        Three Months Ended
                                                            March 31,
                                                         2000       1999
                                                         ----       ----
 Cash flows from operating activities:
   Net income (loss)                                   $(1,075)       815
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation                                         3,244      3,092
    Amortization                                           765        841
    Provision for losses on accounts receivable            134        121
    Deferred income taxes                                 (449)    (1,169)
    Change in assets and liabilities:
     Accounts and notes receivable                      (5,528)   (10,232)
     Inventories                                         4,540      1,931
     Prepaid expenses and other current assets             193        301
     Accounts payable - trade and other liabilities      8,475      9,327
     Income taxes payable                                 (197)       997
                                                       --------   --------
     Net cash provided by operating activities          10,102      6,024
                                                       --------   --------

 Cash flows from investing activities:
    Capital expenditures                                (1,890)    (3,036)
    Other investing activities                            (139)      (745)
                                                       --------   --------
     Net cash used in investing activities              (2,029)    (3,781)
                                                       --------   --------

 Cash flows from financing activities:
    Borrowings under line of credit arrangements             -          -
    Payments under line of credit arrangements          (1,722)      (118)
    Borrowings under revolving credit facility             300      2,000
    Payments under revolving credit facility            (5,160)         -
    Other financing activities                          (1,792)    (1,822)
                                                       --------   --------
     Net cash provided by (used in) financing
     activities                                         (8,374)        60
                                                       --------   --------
 Effects of exchange rate changes on cash                 (157)       356
                                                       --------   --------
     Net increase (decrease) in cash and cash
     equivalents                                          (458)     2,659
 Cash and cash equivalents at beginning of period        5,686      6,715
                                                       --------   --------
 Cash and cash equivalents at end of period            $ 5,228      9,374
                                                       ========   ========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest                                          $   796        655
                                                       ========   ========
     Income taxes                                      $   708      6,511
                                                       ========   ========

           See accompanying notes to consolidated financial statements

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods reported hereon. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1999. The December 31, 1999 amounts included in the financial statements are derived from December 31, 1999 audited financial statements and notes thereto.

Note 2 - Summary of Significant Accounting Policies

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The major classes of inventory are as follows:

                                                  March 31,     December 31,
                                                    2000            1999
                                                    ----            ----
    Raw materials                                 $  15,429         17,836
    Work-in-process                                  12,797         14,035
    Finished goods                                   28,364         29,946
                                                  ---------       --------
      Total inventories                           $  56,590         61,817
                                                  =========       ========

      Property, plant and equipment are recorded at cost and depreciated primarily using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance costs are charged to expense as incurred. Renewals and betterments which substantially extend the useful life of an asset are capitalized and depreciated. Property, plant and equipment consists of the following:

                                                  March 31,     December 31,
                                                    2000            1999
                                                    ----            ----
    Land                                          $  2,814           2,889
    Buildings and leasehold improvements            42,103          42,752
    Machinery and equipment                        113,256         113,180
                                                  --------        --------
                                                   158,173         158,821
    Less accumulated depreciation and               51,094          48,796
    amortization                                  --------        --------
                                                  $107,079         110,025
                                                  ========        ========

Note 3 - Supplemental Consolidating Financial Information

      Long-term debt includes $175,000 of senior notes which are guaranteed by each of the U.S. subsidiaries of the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full,

                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

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











































                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Operations
Three Months Ended March 31, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Net sales                         $       -        53,104         26,011        (5,181)       73,934

Cost of goods sold                        -        47,220         21,229        (5,126)       63,323
                                  ----------     ---------      ---------    ----------     ---------

  Gross profit                            -         5,884          4,782           (55)       10,611

Selling and administrative
expense                               1,036         3,395          2,172             -         6,603
                                  ----------     ---------      ---------     ---------     ---------

  Operating profit (loss)            (1,036)        2,489          2,610           (55)        4,008

Interest expense                      4,872            85            216             -         5,173
Intercompany interest
(income) expense                     (2,601)        2,398            203             -             -
Intercompany administrative
charges                                (797)          546            251             -             -
Other income (expense) - net             63            72             17             -           152
                                  ----------     ---------      ---------     ---------     ---------

  Income (loss) before
  income taxes                       (2,447)         (468)         1,957           (55)       (1,013)

Provision (benefit) for
income taxes                            409          (199)          (148)            -            62

Undistributed earnings of             1,836         2,105              -        (3,941)            -
expense                           ----------     ---------      ---------     ---------     ---------

  Net income (loss)               $  (1,020)        1,836          2,105        (3,996)       (1,075)
                                  ==========     =========      =========    ==========    ==========















                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Operations
Three Months Ended March 31, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Net sales                         $       -        52,994         30,535        (5,512)       78,017

Cost of goods sold                        -        45,354         24,647        (5,512)       64,489
                                  ----------     ---------      ---------    ----------     ---------

  Gross profit                            -         7,640          5,888             -        13,528

Selling and administrative
expense                                 718         3,635          2,340             -         6,693
                                  ----------     ---------      ---------    ----------     ---------

  Operating profit (loss)              (718)        4,005          3,548             -         6,835

Interest expense                      4,529            93            284             -         4,906
Intercompany interest
(income) expense                     (2,701)        2,469            232             -             -
Intercompany administrative
charges                                (654)          404            250             -             -
Other income (expense) - net             53            25           (587)            -          (509)
                                  ----------     ---------      ---------    ----------     ---------

  Income (loss) before
  income taxes                       (1,839)        1,064          2,195             -         1,420

Provision (benefit) for
income taxes                           (744)          552            797             -           605

Undistributed earnings of
subsidiaries                          1,910         1,398              -        (3,308)            -
                                  ----------     ---------      ---------    ----------     ---------

  Net income                      $     815         1,910          1,398        (3,308)          815
                                  ==========     =========      =========    ==========     =========

















                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet
March 31, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Assets
Current assets
  Cash and cash equivalents       $   3,274        (3,274)         5,228             -         5,228
  Accounts and notes receivable,
  net                                   976        23,135         20,542             -        44,653
  Inventories                             -        37,387         19,695          (492)       56,590
  Prepaid expenses and other
  current assets                      4,523           404            641             -         5,568
                                  ----------     ---------      ---------    ----------     ---------

   Total current assets               8,773        57,652         46,106          (492)      112,039

Property, plant and equipment, net    5,632        56,287         45,201           (41)      107,079
Other assets                          7,665           275            772             -         8,712
Cost in excess of net assets of
  acquired businesses, net                -        63,733         17,569             -        81,302
Intercompany investments            108,874        97,282              -      (206,156)            -
Intercompany advances               148,770             -              -      (148,770)            -
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 279,714       275,229        109,648      (355,459)      309,132
                                  ==========     =========      =========    ==========     =========


Liabilities and Stockholders'
Equity
Current liabilities
  Short-term borrowings           $       -             -          4,701             -         4,701
  Current installments of
  long-term debt                     18,260             -            217             -        18,477
  Accounts payable-trade and
  other liabilities                  14,780        13,436         13,786             -        42,002
  Income taxes payable                1,296        (1,466)           442             -           272
                                  ----------     ---------      ---------    ----------     ---------
   Total current liabilities         34,336        11,970         19,146             -        65,452

Long-term debt                      175,000         6,000          1,417             -       182,417
Other long-term liabilities           2,547             -            500             -         3,047
Deferred income taxes                (5,534)        6,421          8,771             -         9,658
Intercompany payables                     -       141,965          6,805      (148,770)            -
                                  ----------     ---------      ---------    ----------     ---------
   Total liabilities                206,349       166,356         36,639      (148,770)      260,574
                                  ----------     ---------      ---------    ----------     ---------

Stockholders' equity
  Common stock                          147             -         37,720       (37,720)          147
  Paid-in capital                    30,084        38,793              -       (38,793)       30,084
  Retained earnings                  45,483        70,080         59,562      (130,176)       44,949
  Accumulated other comprehensive
  loss                                    -             -        (24,273)            -       (24,273)
  Less-treasury stock, at cost       (2,349)            -              -             -        (2,349)
                                  ----------     ---------      ---------    ----------     ---------
   Total stockholders' equity        73,365       108,873         73,009      (206,689)       48,558
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 279,714       275,229        109,648      (355,459)      309,132
                                  ==========     =========      =========    ==========     =========





                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet
December 31, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Assets
Current assets
  Cash and cash equivalents       $   1,769        (1,769)         5,686             -         5,686
  Accounts and notes
  receivable, net                       315        18,173         21,389             -        39,877
  Inventories                             -        40,719         21,535          (437)       61,817
  Prepaid expenses and other
  current assets                      4,200           666            925             -         5,791
                                  ----------     ---------      ---------    ----------     ---------

   Total current assets               6,284        57,789         49,535          (437)      113,171

Property, plant and equipment,
net                                   5,160        57,366         47,540           (41)      110,025
Other assets                          7,499           312            814             -         8,625
Cost in excess of net assets
  of acquired businesses, net             -        64,364         18,251             -        82,615
Intercompany investments            107,038        95,177              -      (202,215)            -
Intercompany advances               154,811             -              -      (154,811)            -
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 280,792       275,008        116,140      (357,504)      314,436
                                  ==========     =========      =========    ==========     =========


Liabilities and Stockholders'
Equity
Current liabilities
  Short-term borrowings           $       -             -          6,423             -         6,423
  Current installments of
  long-term debt                     24,860             -            232             -        25,092
  Accounts payable-trade and
  other liabilities                   8,246        10,393         15,141             -        33,780
  Income taxes payable                1,230        (1,431)           682             -           481
                                  ----------     ---------      ---------    ----------     ---------
   Total current liabilities         34,336         8,962         22,478             -        65,776

Long-term debt                      175,000         6,000          1,539             -       182,539
Other long-term liabilities           2,550             -            523             -         3,073
Deferred income taxes                (5,479)        6,155          9,880             -        10,556
Intercompany payables                     -       146,854          7,957      (154,811)            -
                                  ----------     ---------      ---------    ----------     ---------
   Total liabilities                206,407       167,971         42,377      (154,811)      261,944
                                  ----------     ---------      ---------    ----------     ---------

Stockholders' equity
  Common stock                          147             -         37,720       (37,720)          147
  Paid-in capital                    30,084        38,793              -       (38,793)       30,084
  Retained earnings                  46,503        68,244         57,457      (126,180)       46,024
  Accumulated other
  comprehensive loss                      -             -        (21,414)            -       (21,414)
  Less-treasury stock, at cost       (2,349)            -              -             -        (2,349)
                                  ----------     ---------      ---------    ----------     ---------
   Total stockholders' equity        74,385       107,037         73,763      (202,693)       52,492
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 280,792       275,008        116,140      (357,504)      314,436
                                  ==========     =========      =========    ==========     =========






                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Cash flows from operating
activities:
Net income (loss)                 $  (1,020)        1,836          2,105        (3,996)       (1,075)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
  Undistributed earnings of
  subsidiaries                       (1,836)       (2,105)             -         3,941             -
  Depreciation and amortization         204         2,332          1,472             1         4,009
  Provision for losses on
  accounts receivable                     -            78             56             -           134
  Deferred income taxes                 (57)          266           (658)            -          (449)
  Change in assets and
  liabilities:
   Accounts and notes
   receivable                          (660)       (5,040)           172             -        (5,528)
   Inventories                            -         3,333          1,153            54         4,540
   Prepaid expenses and other
   current assets                      (319)          260            252             -           193
   Accounts payable - trade and
   other current liabilities          6,535         3,043         (1,103)            -         8,475
   Income taxes payable                  67           (35)          (229)            -          (197)
                                  ----------     ---------      ---------    ----------     ---------
   Net cash provided by
   operating activities               2,914         3,968          3,220             -        10,102
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from investing
activities:
  Capital expenditures                 (677)         (620)          (593)            -        (1,890)
  Other investing activities           (168)           37             (8)            -          (139)
                                  ----------     ---------      ---------    ----------     ---------
   Net cash used in investing
   activities                          (845)         (583)          (601)            -        (2,029)
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from financing
activities:
  Payments under line of
   credit arrangements                    -             -         (1,722)            -        (1,722)
  Borrowings under revolving
   credit facility                      300             -              -             -           300
  Payments under revolving
   credit facility                   (5,160)            -              -             -        (5,160)
  Advances - affiliated
   companies                          6,040        (4,890)        (1,120)          (30)            -
  Other financing activities         (1,717)            -            (46)          (29)       (1,792)
                                  ----------     ---------      ---------    ----------     ---------
   Net cash used in
   financing activities                (537)       (4,890)        (2,888)          (59)       (8,374)
                                  ----------     ---------      ---------    ----------     ---------
Effects of exchange rate
changes in cash                         (27)            -           (189)           59          (157)
                                  ----------     ---------      ---------    ----------     ---------

  Net increase (decrease) in
  cash                                1,505        (1,505)          (458)            -          (458)
Cash at beginning of period           1,769        (1,769)         5,686             -         5,686
                                  ----------     ---------      ---------    ----------     ---------
Cash at end of period               $ 3,274        (3,274)         5,228             -         5,228
                                  ==========     =========      =========    ==========     =========

                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
Three Months Ended March 31, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Cash flows from operating
activities:
Net income                        $     815         1,910          1,398        (3,308)          815
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities:
  Undistributed earnings of
  subsidiaries                       (1,910)       (1,398)             -         3,308             -
  Depreciation and amortization           5         2,489          1,439             -         3,933
  Provision for losses on
  accounts receivable                     -            16            105             -           121
  Deferred income taxes              (1,366)          167             30             -        (1,169)
  Change in assets and
  liabilities:
   Accounts and notes                     -        (8,800)        (1,432)            -       (10,232)
   receivable
   Inventories                            -           743          1,188             -         1,931
   Prepaid expenses and other
   current assets                      (198)           75            424             -           301
   Accounts payable - trade and
   other current liabilities          3,294         4,215          1,818             -         9,327
   Income taxes payable                 605           392              -             -           997
                                  ----------     ---------      ---------    ----------     ---------
   Net cash provided by (used
   in) operating activities           1,245          (191)         4,970             -         6,024
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from investing
activities:
  Capital expenditures                  (56)       (1,937)        (1,043)            -        (3,036)
  Acquisitions, net of cash
  acquired                            4,985             -              -        (4,985)            -
  Other investing activities            205          (859)           (91)            -          (745)
                                  ----------     ---------      ---------    ----------     ---------
   Net cash provided by (used
   in) investing activities           5,134        (2,796)        (1,134)       (4,985)       (3,781)
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from financing
activities:
  Payments under line of
  credit arrangements                     -             -           (118)            -          (118)
  Borrowings under revolving          2,000             -              -             -         2,000
  credit facility
  Advances - affiliated
  companies                          (2,966)        3,533            259          (826)            -
  Other financing activities         (1,974)            -            (83)          235        (1,822)
                                  ----------     ---------      ---------    ----------     ---------
   Net cash provided by (used
   in) financing activities          (2,940)        3,533             58          (591)           60
                                  ----------     ---------      ---------    ----------     ---------
Effects of exchange rate
changes in cash                     (4,756)            -           (464)        5,576           356
                                 ----------     ---------      ---------    ----------     ---------
  Net increase (decrease) in
  cash                               (1,317)          546          3,430             -         2,659
Cash at beginning of period           2,596            14          4,105             -         6,715
                                  ----------     ---------      ---------    ----------     ---------
Cash at end of period               $ 1,279           560          7,535             -         9,374
                                  ==========     =========      =========    ==========     =========


                   Notes to consolidated financial statements

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentages which certain income and expense items bear to net sales:

                                               Three Months Ended
                                                   March 31,
                                                2000        1999
                                                ----        ----

Net sales                                       100.0%      100.0%
                                              --------    --------

Gross margin                                     14.3%       17.3%
                                              --------    --------

Selling & administrative expense                  7.9%        7.5%
Goodwill amortization                             1.0%        1.1%
                                              --------    --------

Operating profit                                  5.4%        8.7%

Interest expense                                  7.0%        6.3%

Other income (expense) - net                       .2%        (.6%)
                                              --------    ---------

Income (loss) before income taxes                (1.4%)       1.8%
                                              =========   ========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:

      For the quarter ended March 31, 2000, sales decreased by $4.1 million or 5.3% compared with the first quarter of 1999. In general, sales decreases were attributable to lower unit volume, an unfavorable change in product mix and lower unit pricing. Narrow elastic fabric sales were $33.8 million for the first quarter of 2000, compared with $32.0 million in the 1999 quarter, an increase of 5.6%. This represented 46% of total revenues, which is above the Company's 2000 target of 40% of total revenue for these products. Covered elastic yarn sales were $40.1 million for the quarter compared with $46.0 in the prior year, a decline of 12.8%. The decline was due primarily to reduced pantyhose demand as well as continued currency issues in Europe.

      Gross profit for the three months ended March 31, 2000 was $10.6 million or 14.3% compared to $13.5 million or 17.3% for the same period in 1999. The decrease was due to an unfavorable change in product mix consisting of higher volumes of lower margin commodity products, reduced demand in covered yarns for pantyhose, and manufacturing inefficiencies during the consolidation of the Company's covered yarn operations. Selling

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

and administrative expenses and goodwill amortization in the quarter were $6.6 million or 8.9% of sales as compared to $6.7 million or 8.6% of sales for the same period in 1999. Operating income was $4.0 million in the first quarter compared to $6.8 million in the first quarter of 1999.

      Other income for the quarter increased $.7 million over the first quarter of 1999. The current quarter included a one-time charge of $.8 million relating to the estimated costs and expenses arising from the impact on various Worldtex agreements of the "change of control event" resulting from the acquisition of approximately 34% of the Worldtex common stock by certain investment managers. However, these costs were offset by the recognition of $.8 million in income arising from the agreement of such investment managers to reimburse Worldtex for its costs and expenses in such amount. The prior year quarter expense resulted primarily from foreign currency losses relating to certain French intercompany financing.

      Interest expense for the three months ended March 31, 2000 increased from the corresponding period in 1999 by $.3 million due to a slight increase in debt, higher borrowing costs under the Company's domestic credit facility related to rising interest rates and higher pricing for domestic borrowings as a result of the Company's financial performance.

      During the first quarter of 2000, the corporate tax rate in France decreased from 40% to 36.67% resulting in a $.8 million reduction to the 2000 income tax provision to decrease the deferred tax liability as of January 1, 2000. The Company recorded a $1.1 million valuation allowance for deferred tax assets due to uncertainty as to the future benefit of domestic federal net operating loss for 2000.

      As a result of the above, net loss for the quarter was $1.1 million compared with net income of $.8 million in the prior year quarter. Diluted loss per share was $.08 for the 2000 three month period compared with income of $.06 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

      Cash totaled $5.2 million at March 31, 2000, representing a net decrease of $.5 million for the three months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first three months of 2000, $10.1 million was generated from operating activities primarily as a result of net loss, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first three months of 2000, $1.9 million was utilized for the purchase and upgrading of equipment and facilities. The Company anticipates that its capital expenditures during 2000 will approximate $10 to $12 million, primarily for the purchase of equipment.

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

      EBITDA represents operating profit plus depreciation and amortization. While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capacity. EBITDA for the three months ended March 31, 2000 and 1999 was $8.0 million and $10.8 million, respectively. Depreciation and amortization for the three months ended March 31, 2000 and 1999 was $4.0 million and $3.9 million, respectively.

      Working capital was $46.6 million at March 31, 2000 and $47.4 million at December 31, 1999, reflecting a decrease of $.8 million and current ratios of 1.7 at March 31, 2000 and December 31, 1999.

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

      At March 31, 2000, the Company had indebtedness of $18.3 million and $6.7 million was available for future borrowings under the domestic credit facility. In addition, at such date the Company's foreign subsidiaries had $17.9 million of U.S. dollar equivalent credit availability under bank lines of credit. Amounts outstanding as of March 31, 2000 were $4.7 million. The most restrictive covenant of the domestic revolving credit facility and Indenture for the Company's 9 5/8% Senior Notes limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million, excluding certain existing indebtedness.

      At March 31, 2000, Worldtex was not in compliance with a financial covenant relating to its interest coverage ratio in its domestic credit facility. The Company obtained a waiver from the lenders for this covenant.

      The Company has entered into an agreement in principle with a financial institution for a new credit facility providing for borrowings of up to $60 million, which will be secured by substantially all assets of the Company and its domestic subsidiaries. Proceeds from the new facility will be used to repay the existing domestic facility and for general corporate purposes. The Company expects the new facility to be implemented during the second quarter of 2000, although the availability of such facility is subject to satisfaction of certain conditions including negotiation of definitive documentation. As a result of the proposed refinancing, the $18.3 million outstanding balance under the domestic credit facility has been classified as current installments of long-term debt as of March 31, 2000.

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

      Worldtex believes that its lines of credit, as expected to be refinanced, together with internally generated funds will provide sufficient liquidity for the Company's expected short-term and long-term cash requirements.

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

      The Company is near completion of a worldwide business system replacement project that uses programs primarily from one vendor. The initial implementation of the new systems is generally scheduled to be complete during the second quarter of 2000. Remediation for other information systems and computer based embedded technology systems was completed as of December 31, 1999 so that all systems were Year 2000 compliant. The Company has experienced no discernable problems with any computer-based applications as a result of the Year 2000.

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

FORWARD-LOOKING STATEMENTS

      Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are other than historical facts are intended to be "forward-looking statements" within the meaning of federal securities laws. Words such as "expects", "believes", "anticipates", "projects", "estimates", "plan", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. Risks and uncertainties include, but are not limited to, the matters discussed under "Risk Factors to be Considered" in Item 7 of the Company's Annual Report on Form 10-K for 1999, the financial strength of the apparel industry, the level of consumer spending for apparel, changing consumer preferences, the competitive pricing environment within the apparel industry, foreign currency translation, success of new product introductions, and other risk factors. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements, which reflect management's judgment only as of the date hereof. The Company does not intend to update publicly this information to reflect new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no significant change in market risk during the first three months of 2000 from that which was reported in the Company's Annual Report on Form 10-K for 1999.

                                WORLDTEX, INC.

                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit No.          Description

            10.1 Employment Contract, dated as of April 20, 2000, between the Company and Barry D. Setzer -- filed herewith.

            27.1 Financial Data Schedule (filed with EDGAR only)

      (b)   Reports on Form 8-K

            During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WORLDTEX, INC.
                                             (Registrant)



Date: May 15, 2000                        By:  /S/ BARRY D. SETZER
                                               -------------------
                                               Barry D. Setzer
                                               Chairman of the Board,
                                               President, and Chief Executive
                                               Officer



                                          By:  /S/ MITCHELL R. SETZER
                                               ----------------------
                                               Mitchell R. Setzer
                                               Treasurer and Secretary;
                                               Acting Chief Financial Officer