Form 10-Q
period 2000-06-30
WORLDTEX INC
filed 2000-08-15
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000
Commission file number 1-11438


                                 WORLDTEX, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                          56-1789271
 (State or other jurisdiction                             (I.R.S. Employer
     of incorporation or                                 Identification No.)
        organization)

 915 Tate Boulevard, S.E., Suite 106,                           28602
       Hickory, North Carolina                                (Zip Code)
(Address of principal executive offices)

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
Yes     X         No
      ------          ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Date                        Class              Shares Outstanding
   ------------------           ----------------       ----------------------
     August 14, 2000              Common Stock               14,271,171

                                 WORLDTEX, INC.

                                      INDEX

                                                                     PAGE NUMBER

PART I - Financial Information

      Consolidated Statements of Operations (Unaudited) for the
      Three and Six Months Ended June 30, 2000 and 1999                   1

      Consolidated Statements of Comprehensive Loss (Unaudited)
      for the Three and Six Months Ended June 30, 2000 and 1999           1

      Consolidated Balance Sheets at June 30, 2000 (Unaudited)
      and December 31, 1999                                               2

      Consolidated Statements of Cash Flows (Unaudited) for the
      Six Months Ended June 30, 2000 and 1999                             3

      Notes to Consolidated Condensed Financial Statements
      (Unaudited)                                                         4-12

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           13-17

PART II - Other Information                                               18

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                    UNAUDITED

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                        -----------------    ----------------
                                         2000       1999      2000      1999
                                         ----       ----      ----      ----
Net sales                               $67,609     73,607    141,543   151,624
Costs of goods sold                      56,030     60,090    119,353   124,579
                                       --------   --------   --------  --------

   Gross profit                          11,579     13,517     22,190    27,045
Selling and administrative expense        7,471      6,222     13,309    12,073
Goodwill amortization                       775        687      1,540     1,529
                                       --------   --------   --------  --------

   Operating profit                       3,333      6,608      7,341    13,443
Interest expense                          5,284      5,052     10,457     9,958
Other income (expense) - net               (244)       524        (92)       15
                                       --------   --------   --------  --------

   Income (loss) before income taxes     (2,195)     2,080     (3,208)    3,500
Provision for income taxes                  633        820        695     1,425
                                       --------   --------   --------  --------

   Net income (loss)                    $(2,828)     1,260     (3,903)    2,075
                                       ========   ========   ========  ========

Net income (loss) per share:
   Basic                                $  (.20)       .09       (.27)      .15
                                       ========   ========   ========  ========
   Diluted                              $  (.20)       .09       (.27)      .15
                                       ========   ========   ========  ========

Weighted average shares outstanding
   Basic                                 14,271     14,271     14,271    14,271
                                       ========   ========   ========  ========
   Diluted                               14,271     14,271     14,271    14,271
                                       ========   ========   ========  ========

                                 WORLDTEX, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                    UNAUDITED

                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                        ------------------   -----------------
                                         2000       1999      2000      1999
                                         ----       ----      ----      ----
Net income (loss)                       $(2,828)    1,260     (3,903)    2,075

Other comprehensive loss:

Foreign translation adjustment             (117)   (5,049)    (2,976)   (9,806)
                                       --------   --------   --------  --------

Comprehensive loss                      $(2,945)   (3,789)    (6,879)   (7,731)
                                       ========   ========   ========  ========


      See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       -----------  ------------
                                    ASSETS             (Unaudited)
Current assets:
   Cash and cash equivalents                            $  6,990        5,686
   Accounts and notes receivable, less allowance
      for doubtful accounts of $6,700 in 2000 and
      $6,568 in 1999                                      41,036       39,877
   Inventories                                            55,879       61,817
   Prepaid expenses and other current assets               5,479        5,791
      Total current assets                               109,384      113,171
                                                        --------     --------

Property, plant and equipment - net                      105,766      110,025
Other assets                                               8,610        8,625
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $12,911 in 2000 and $11,546 in 1999                    80,500       82,615
                                                        --------     --------
                                                        $304,260      314,436
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Short-term borrowings                                $  4,190        6,423
   Current installments of long-term debt                    219       25,092
   Accounts payable-trade and other liabilities           37,762       33,780
   Income taxes payable                                    1,620          481
                                                        --------     --------
      Total current liabilities                           43,791       65,776

Long-term debt                                           201,979      182,539
Other long-term liabilities                                3,049        3,073
Deferred income taxes                                      9,828       10,556
                                                        --------     --------
      Total liabilities                                  258,647      261,944
                                                        --------     --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                             -            -
   Common stock (shares issued of 14,701 in 2000 and
      1999)                                                  147          147
   Paid-in capital                                        30,084       30,084
   Retained earnings                                      42,121       46,024
   Accumulated other comprehensive loss                  (24,390)     (21,414)
   Treasury stock, at cost (430 shares in 2000 and
      1999)                                               (2,349)      (2,349)
                                                        --------     --------
      Total stockholders' equity                          45,613       52,492
                                                        --------     --------
                                                        $304,260      314,436
                                                        ========     ========




      See accompanying notes to consolidated condensed financial statements

                                WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                         Six Months Ended
                                                             June 30,
                                                         2000       1999
                                                         ----       ----
 Cash flows from operating activities:
   Net income (loss)                                    $ (3,903)    2,075
   Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
    Depreciation                                           6,663     6,195
    Amortization                                           1,540     1,529
    Provision for losses on accounts
      receivable                                             259       303
    Deferred income taxes                                   (247)     (426)
    Change in assets and liabilities:
      Accounts and notes receivable                       (2,108)  (12,022)
      Inventories                                          5,180    (4,140)
      Prepaid expenses and other current                     271      (455)
      assets
      Accounts payable -trade and other                    4,286     7,839
       current liabilities
      Income taxes payable                                 1,164       270
                                                        --------  --------
      Net cash provided by operating
      activities                                          13,105     1,168
                                                        --------  --------

 Cash flows from investing activities:
    Capital expenditures                                  (4,086)   (8,848)
    Other investing activities                               (30)    2,153
                                                        --------  --------
      Net cash used in investing activities               (4,116)   (6,695)
                                                        --------  --------

 Cash flows from financing activities:
    Borrowings under line of credit                            -       367
    arrangements
    Payments under line of credit                         (2,233)        -
    arrangements
    Borrowings under revolving credit                     47,760    38,250
    facility
    Payments under revolving credit facility             (52,950)  (29,000)
    Payments under long-term loans                             -    (1,520)
    Other financing activities                              (148)    2,575
                                                        --------  --------
      Net cash provided by (used in)
      financing activities                                (7,571)   10,672
                                                        --------  --------
 Effects of exchange rate changes on cash                   (114)   (1,030)
                                                        --------  --------
      Net increase in cash and cash
      equivalents                                          1,304     4,115
 Cash and cash equivalents at beginning of
 period                                                    5,686     6,715
                                                        --------  --------
 Cash and cash equivalents at end of period              $ 6,990    10,830
                                                        --------  --------
                                                        --------  --------
 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                           $ 9,926     9,854
                                                        ========  ========
      Income taxes                                             -     3,183
                                                        ========  ========



      See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

Note 1 - Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended December 31, 1999. The December 31, 1999 amounts included in the financial statements are derived from December 31, 1999 audited financial statements and notes thereto.

Note 2 - Summary of Significant Accounting Policies

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The major classes of inventory are as follows:

                                                   June 30,     December 31,
                                                     2000           1999
                                                 ------------- -------------
     Raw materials                                $ 17,734         17,836
     Work-in-process                                 7,127         14,035
     Finished goods                                 31,018         29,946
                                                  --------       --------
     Total inventories                            $ 55,879         61,817
                                                  ========       ========

      Property, plant and equipment is recorded at cost and depreciated primarily using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance costs are charged to expense as incurred. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Property, plant and equipment consists of the following:

                                                   June 30,     December 31,
                                                     2000           1999
                                                 ------------- -------------
     Land                                         $  2,811          2,889
     Buildings and leasehold improvements           42,171         42,752
     Machinery and equipment                       115,145        113,180
                                                 ---------      ---------
                                                   160,127        158,821
     Less accumulated depreciation and              54,361         48,796
     amortization                                ---------      ---------
                                                  $105,766        110,025
                                                 =========      =========





              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

Note 3 - Supplemental Consolidating Financial Information

      Long-term debt includes $175,000 of senior notes which are guaranteed by each of the U.S. subsidiaries of the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and nonguarantor subsidiaries. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification did not impact net income as previously reported.































              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)
Consolidating Statements of Operations
Three Months Ended June 30, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------
Net sales                         $       -        47,873         24,463        (4,727)       67,609

Cost of goods sold                        -        41,438         19,322        (4,730)       56,030
                                  ----------     ---------      ---------    ----------     ---------

  Gross profit                            -         6,435          5,141             3        11,579

Selling and administrative
expense                               1,398         3,958          2,890             -         8,246
                                  ----------     ---------      ---------    ----------     ---------

  Operating profit (loss)            (1,398)        2,477          2,251             3         3,333

Interest expense                      5,052           114            118             -         5,284
Intercompany interest
(income) expense                     (2,569)        2,355            214             -             -
Intercompany administrative
charges                              (1,139)          869            270             -             -
Other income (expense) - net            (34)           88           (298)            -          (244)
                                  ----------     ---------      ---------    ----------     ---------

  Income (loss) before income
  taxes                              (2,776)         (773)         1,351             3        (2,195)

Provision (benefit) for
income taxes                            641          (371)           363             -           633

Undistributed earnings of
subsidiaries                            586           988              -        (1,574)            -
                                  ----------     ---------      ---------    ----------     ---------

  Net income (loss)               $  (2,831)          586            988        (1,571)       (2,828)
                                  ==========     =========      =========    ==========     =========

Consolidating Statements of Operations
Three Months Ended June 30, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------
Net sales                         $       -        51,873         28,157        (6,423)       73,607

Cost of goods sold                        -        43,871         22,642        (6,423)       60,090
                                  ----------     ---------      ---------    ----------     ---------

  Gross profit                            -         8,002          5,515             -        13,517

Selling and administrative
expense                               1,051         3,488          2,370             -         6,909
                                  ----------     ---------      ---------    ----------     ---------

  Operating profit (loss)            (1,051)        4,514          3,145             -         6,608

Interest expense                      4,523           143            386             -         5,052
Intercompany interest
(income) expense                     (2,651)        2,442            209             -             -
Intercompany administrative
charges                                (654)          403            251             -             -
Other income (expense) - net            243            13            268             -           524
                                  ----------     ---------      ---------    ----------     ---------

  Income (loss) before income
  taxes                              (2,026)        1,539          2,567             -         2,080

Provision (benefit) for
income taxes                           (771)          685            906             -           820

Undistributed earnings of
subsidiaries                          2,515         1,661              -        (4,176)            -
                                  ----------     ---------      ---------    ----------     ---------

  Net income                      $   1,260         2,515          1,661        (4,176)        1,260
                                  ==========     =========      =========    ==========     =========

              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)
Consolidating Statements of Operations
Six Months Ended June 30, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------
Net sales                         $       -       100,978         50,474        (9,909)      141,543

Cost of goods sold                        -        88,659         40,551        (9,857)      119,353
                                  ----------     ---------      ---------    ----------     ---------

  Gross profit                            -        12,319          9,923           (52)       22,190

Selling and administrative
expense                               2,433         7,353          5,063             -        14,849
                                  ----------     ---------      ---------    ----------     ---------
  Operating profit (loss)            (2,433)        4,966          4,860           (52)        7,341

Interest expense                      9,924           198            335             -        10,457
Intercompany interest
(income) expense                     (5,170)        4,753            417             -             -
Intercompany administrative
charges                              (1,935)        1,416            519             -             -
Other income (expense) - net             29           159           (280)            -           (92)
                                  ----------     ---------      ---------    ----------     ---------

  Income (loss) before income
  taxes                              (5,223)       (1,242)         3,309           (52)       (3,208)

Provision (benefit) for
income taxes                          1,049          (569)           215             -           695

Undistributed earnings of
subsidiaries                          2,421         3,094              -        (5,515)            -
                                  ----------     ---------      ---------    ----------     ---------

  Net income (loss)               $  (3,851)        2,421          3,094        (5,567)       (3,903)
                                  ==========     =========      =========    ==========     =========

Consolidating Statements of Operations
Six Months Ended June 30, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------
Net sales                         $       -       104,867         58,692       (11,935)      151,624

Cost of goods sold                        -        89,225         47,289       (11,935)      124,579
                                  ----------     ---------      ---------    ----------     ---------

  Gross profit                            -        15,642         11,403             -        27,045

Selling and administrative
expense                               1,769         7,123          4,710             -        13,602
                                  ----------     ---------      ---------    ----------     ---------

  Operating profit (loss)            (1,769)        8,519          6,693             -        13,443

Interest expense                      9,052           236            670             -         9,958
Intercompany interest                (5,352)        4,911            441             -             -
(income) expense
Intercompany administrative
charges                              (1,308)          807            501             -             -
Other income (expense) - net            296            38           (319)            -            15
                                  ----------     ---------      ---------    ----------     ---------

  Income (loss) before income
  taxes                              (3,865)        2,603          4,762             -         3,500

Provision (benefit) for
income taxes                         (1,515)        1,237          1,703             -         1,425

Undistributed earnings of
subsidiaries                          4,425         3,059              -        (7,484)            -
                                  ----------     ---------      ---------    ----------     ---------

  Net income                      $   2,075         4,425          3,059        (7,484)        2,075
                                  ==========     =========      =========    ==========     =========

              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet
June 30, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Assets
Current assets
  Cash and cash equivalents       $   1,410        (1,410)         6,990             -         6,990
  Accounts and notes                    273        19,364         21,399             -        41,036
  receivable, net
  Inventories                             -        36,064         20,307          (492)       55,879
  Prepaid expenses and other
  current assets                      4,598           424            457             -         5,479
                                  ----------     ---------      ---------    ----------     ---------
   Total current assets               6,281        54,442         49,153          (492)      109,384

Property, plant and
equipment, net                        6,026        55,404         44,374           (38)      105,766
Other assets                          7,556           286            768             -         8,610
Cost in excess of net assets
  of acquired businesses, net             -        63,102         17,398             -        80,500
Intercompany investments            109,459        98,271              -       (207,730)           -
Intercompany advances               142,042             -              -       (142,042)           -
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 271,364       271,505        111,693       (350,302)     304,260
                                  ==========     =========      =========    ==========     =========

Liabilities and Stockholders'
Equity
Current liabilities
  Short-term borrowings           $       -             -          4,190              -        4,190
  Current installments of
  long-term debt                          -             -            219              -          219
  Accounts payable-trade and
  other liabilities                   7,780        13,039         16,943              -       37,762
  Income taxes payable                1,396        (1,555)         1,779              -        1,620
                                  ----------     ---------      ---------    ----------     ---------
   Total current liabilities          9,176        11,484         23,131              -       43,791

Long-term debt                      194,670         6,000          1,309              -      201,979
Other long-term liabilities           2,547             -            502              -        3,049
Deferred income taxes                (5,563)        6,671          8,720              -        9,828
Intercompany payables                     -       137,892          4,150       (142,042)           -
                                  ----------     ---------      ---------    ----------     ---------
   Total liabilities                200,830       162,047         37,812       (142,042)     258,647
                                  ----------     ---------      ---------    ----------     ---------

Stockholders' equity
  Preferred stock                         -             -              -             -             -
  Common stock                          147             -         37,720       (37,720)          147
  Paid-in capital                    30,084        38,793              -       (38,793)       30,084
  Retained earnings                  42,652        70,665         60,551      (131,747)       42,121
  Accumulated other
  comprehensive loss                      -             -        (24,390)            -       (24,390)
  Less-treasury stock, at cost       (2,349)            -              -             -             -
                                  ----------     ---------      ---------    ----------     ---------
   Total stockholders' equity        70,534       109,458         73,881      (208,260)       45,613
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 271,364       271,505        111,693      (350,302)      304,260
                                  ==========     =========      =========    ==========     =========


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Balance Sheet
December 31, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Assets
Current assets
  Cash and cash equivalents       $   1,769        (1,769)         5,686             -         5,686
  Accounts and notes                    315        18,173         21,389             -        39,877
  receivable, net
  Inventories                             -        40,719         21,535          (437)       61,817
  Prepaid expenses and other
  current assets                      4,200           666            925             -         5,791
                                  ----------     ---------      ---------    ----------     ---------
   Total current assets               6,284        57,789         49,535          (437)      113,171

Property, plant and
equipment, net                        5,160        57,366         47,540           (41)      110,025
Other assets                          7,499           312            814             -         8,625
Cost in excess of net assets
  of acquired businesses, net             -        64,364         18,251             -        82,615
Intercompany investments            107,038        95,177              -      (202,215)            -
Intercompany advances               154,811             -              -      (154,811)            -
                                  ----------     ---------      ---------    ----------     ---------
                                  $ 280,792       275,008        116,140      (357,504)      314,436
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
                                  ==========     =========      =========    ==========     =========










              Notes to consolidated condensed financial statements

                                WORLDTEX, INC.
          Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2000

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------
Cash flows from operating
activities:
  Net income (loss)               $  (3,851)        2,421          3,094        (5,567)       (3,903)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
   Undistributed earnings of
     subsidiaries                    (2,421)       (3,094)             -         5,515             -
   Depreciation and
     amortization                       532         4,738          2,933             -         8,203
   Provision for losses on
     accounts receivable                  -           150            109             -           259
   Deferred income taxes                (85)          517           (679)            -          (247)
  Change in assets and
  liabilities:
   Accounts and notes                    41        (1,341)          (808)            -        (2,108)
     receivable
   Inventories                            -         4,655            471            54         5,180
   Prepaid expenses and other
     current assets                    (397)          243            425             -           271
   Accounts payable - trade
     and other current
     liabilities                       (465)        2,646          2,105             -         4,286
   Income taxes payable                 165          (124)         1,123             -         1,164
                                  ----------     ---------      ---------    ----------     ---------
     Net cash provided by
      (used in) operating
      activities                     (6,481)       10,811          8,773             2        13,105
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from investing
activities:
  Capital expenditures               (1,404)       (1,513)        (1,169)            -        (4,086)
  Other investing activities            (51)           23              -            (2)          (30)
                                  ----------     ---------      ---------    ----------     ---------
     Net cash used in
     investing activities            (1,455)       (1,490)        (1,169)           (2)       (4,116)
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from financing
activities:
  Payments under line of
    credit arrangements                   -             -         (2,233)            -        (2,233)
  Borrowings under revolving
    credit facility                  47,760             -              -             -        47,760
  Payments under revolving
    credit facility                 (52,950)            -              -             -       (52,950)
  Advances - affiliated
    companies                        12,662        (8,962)        (3,700)            -             -
  Other financing activities              -             -           (148)            -          (148)
                                  ----------     ---------      ---------    ----------     ---------
   Net cash provided by (used
   in) financing activities           7,472        (8,962)        (6,081)            -        (7,571)
                                  ----------     ---------      ---------    ----------     ---------
Effects of exchange rate
changes in cash                         105             -           (219)            -          (114)
                                  ----------     ---------      ---------    ----------     ---------
   Net increase (decrease) in
     cash                              (359)          359          1,304             -         1,304
Cash at beginning of year             1,769        (1,769)         5,686             -         5,686
                                  ----------     ---------      ---------    ----------     ---------
Cash at end of period             $   1,410        (1,410)         6,990             -         6,990
                                  ==========     =========      =========    ==========     =========




              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
            Note 3 - Supplemental Consolidating Financial Information
                             (Dollars in thousands)


Consolidating Statements of Cash Flows
Six Months Ended June 30, 1999

                                               Guarantor     Non-Guarantor
                                                Domestic       Foreign
                              WORLDTEX, INC.  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              --------------  ------------   ------------  ------------  ------------

Cash flows from operating
activities:
  Net income                      $   2,075         4,425          3,059        (7,484)        2,075
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
   Undistributed earnings of
     subsidiaries                    (4,425)       (3,059)             -         7,484             -
   Depreciation and
     amortization                        12         4,833          2,879             -         7,724
   Provision for losses on
     accounts receivable                  -            93            210             -           303
   Deferred income taxes             (1,582)          828            328             -          (426)
  Change in assets and
  liabilities:
   Accounts and notes
     receivable                           -       (11,886)          (136)            -       (12,022)
   Inventories                            -        (3,856)          (284)            -        (4,140)
   Prepaid expenses and other
     current assets                    (955)          102            398             -          (455)
   Accounts payable - trade
     and other current
     liabilities                     (1,245)        6,125          2,959             -         7,839
   Income taxes payable                  29           424           (183)            -           270
                                  ----------     ---------      ---------    ----------     ---------
     Net cash provided by
      (used in) operating
      activities                     (6,091)       (1,971)         9,230             -         1,168
                                  ----------     ---------      ---------    ----------     ---------

Cash flows from investing
activities:
  Capital expenditures               (1,876)       (4,650)        (2,322)            -        (8,848)
  Acquisitions, net of cash
  acquired                           (2,250)            -              -         2,250             -
  Other investing activities            589         1,652            (88)            -         2,153
                                  ----------     ---------      ---------    ----------     ---------

   Net cash used in investing
     activities                      (3,537)       (2,998)        (2,410)        2,250        (6,695)
                                  ----------     ---------      ---------    ----------     ---------
Cash flows from financing
activities:
  Borrowings under line of
    credit arrangements                   -             -            367             -           367
  Borrowings under revolving
    credit facility                  38,250             -              -             -        38,250
  Payments under revolving
    credit facility                 (29,000)            -              -             -       (29,000)
  Payments under long-term
    loans                                 -             -         (1,520)            -        (1,520)
  Advances - affiliated
    companies                        (4,465)        4,961           (742)          246             -
  Other financing activities          2,247             -          2,574        (2,246)        2,575
                                  ----------     ---------      ---------    ----------     ---------
   Net cash provided by
   financing activities               7,032         4,961            679        (2,000)       10,672
                                  ----------     ---------      ---------    ----------     ---------
Effects of exchange rate
changes in cash                           -             -           (780)         (250)       (1,030)
                                  ----------     ---------      ---------    ----------     ---------
   Net increase (decrease) in
     cash                            (2,596)           (8)         6,719             -         4,115
Cash at beginning of year             2,596            14          4,105             -         6,715
                                  ----------     ---------      ---------    ----------     ---------
Cash at end of period             $       -             6         10,824             -        10,830
                                  ==========     =========      =========    ==========     =========

             Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)

Note 4 - Debt Refinancing

      On July 25, 2000, the Company and its U.S. subsidiaries, jointly as borrowers, entered into a new domestic credit facility with Bank of America, as agent. The facility provides for revolving credit of up to $40.0 million, with loan availability determined under a "borrowing base" formula derived from Worldtex's domestic accounts receivable and inventory as most recently calculated at the time of the borrowing. In addition, the facility provides for a term loan of $7.5 million, $3.0 million of which was borrowed on July 25, 2000 and $4.5 million is expected to be borrowed before September 15, 2000, upon satisfaction of certain conditions. Loans under the credit facility bear interest at LIBOR or Bank of America's prime rate, as selected by the Company, in each case plus a margin determined based on the ratio of the Company's funded debt to EBITDA. The credit facility requires that the Company comply with certain covenants, including restrictions on incurrence of additional debt and maintenance of certain minimum levels of EBITDA. The term loan is payable in quarterly installments of 5% of the aggregate original term loan amount, commencing January 1, 2001. The term loan is due in full, and the revolving credit facility terminates, on July 25, 2005. The Company's obligations under the facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries, but not assets of its foreign subsidiaries. The Company utilized approximately $20.0 million of new borrowings under the facility to repay its existing domestic credit facility and to pay transaction expenses, and at July 31, 2000, $10.7 million was available for borrowing under the revolving credit facility.

Note 5 - Newly Issued  Accounting  Guidance

      The SEC has issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended on June 26, 2000, titled "Revenue Recognition in Financial Statements." SAB 101 provides SEC guidance on the recognition, presentation and disclosure of revenue in accordance with generally accepted accounting principles in the financial statements. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the current fiscal year. The Company has determined that implementation of the applicable provisions of SAB 101 will not have a material effect on the Company's financial statements and current disclosures. However, the SEC has recently indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB
101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on the Company's financial statements and current disclosures.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth the percentages which certain income and expense items bear to net sales:

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,

                                    2000       1999      2000      1999
                                    ----       ----      ----      ----

Net sales                           100.0%     100.0%    100.0%    100.0%
                                    ------     ------    ------    ------

Gross margin                         17.1%      18.4%     15.7%     17.8%
                                     -----      -----     -----     -----

Selling & administrative expense     11.1%       8.5%      9.4%      8.0%
Goodwill amortization                 1.1%        .9%      1.1%       .9%
                                      ----        ---      ----       ---

Operating profit                      4.9%       9.0%      5.2%      8.9%

Interest expense                      7.8%       6.9%      7.4%      6.6%

Other income (expense) - net          (.4%)       .7%      (.1 %)    -. %
                                      -----       ---      ------    ----

Income (loss) before income taxes    (3.3%)      2.8%     (2.3%)     2.3%
                                     ======      ====     ======     ====

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

      For the quarter ended June 30, 2000, sales decreased by $6.0 million or 8.2% to $67.6 million, compared with $73.6 million in the 1999 quarter. In general, sales decreases were attributable to lower unit volume and pricing, an unfavorable change in product mix, reduced demand in covered yarns and currency issues in Europe and South America. Total sales of narrow elastic fabrics were $31.4 million in the current and prior year quarter. Covered elastic yarn sales were $36.2 million for the quarter compared with $42.2 million in the prior year quarter, a decline of 14.2%. The decline was due primarily to reduced pantyhose demand as well as continued currency issues in Europe.

      Gross profit for the three months ended June 30, 2000 was $11.6 million or 17.1%, compared to $13.5 million or 18.4% for the same period in 1999. The decrease was due to reduced sales, unfavorable changes in product mix consisting of higher volumes of lower margin commodity products and increases in costs for petroleum-based raw materials. Selling and administrative expenses and goodwill amortization for the three months ended June 30, 2000 were $8.2 million or 12.2% of sales, as compared to $6.9 million or 9.4% of sales for the same period in 1999. The increase primarily relates to professional fees for management information

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

system implementation.  As a result,  operating income was $3.3 million and $6.6
million  for  the  three   months  ended  June  30,  2000  and  June  30,  1999,
respectively.

      Other income and expense, net, for the quarter was an expense of $.2 million, compared with income of $.5 million in the prior year quarter, a decrease of $.7 million. The net expense in 2000 relates principally to currency losses, and the 1999 quarter income resulted primarily from foreign currency gains relating to certain intercompany financing transactions that offset currency losses.

      Interest expense for the three months ended June 30, 2000 increased from the corresponding period in 1999 by $.2 million due to higher borrowing costs under the Company's domestic credit facility related to the rising interest rate environment and increased margins payable for domestic borrowings as a result of the Company's financial performance.

      The Company recorded a $1.5 million valuation allowance in the 2000 quarter for deferred tax assets due to uncertainty as to the future benefit of its domestic federal net operating loss for 2000.

      As a result of the above, net loss for the quarter was $2.8 million compared with net income of $1.3 million in the prior year quarter. Diluted loss per share was $.20 for the 2000 three month period compared with income of $.09 per share in 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

      For the six months ended June 30, 2000, sales decreased by $10.1 million or 6.7%, compared to the six months ended June 30, 1999. In general, sales decreases were attributable to lower unit volume and pricing, an unfavorable change in product mix, reduced demand in covered yarns and currency issues in Europe and South America. Sales of narrow elastic fabrics were $65.2 million for the six months ended June 30, 2000, compared to $63.4 million for the same period of 1999, an increase of 2.8%. Covered elastic yarn revenues were $76.3 million for the six months ended June 30, 2000, which were 13.5% below revenues of $88.2 million for the same period in 1999. The decline was due primarily to reduced pantyhose demand as well as continued currency issues in Europe.

      Gross profit for the six months ended June 30, 2000 was $22.2 million or 15.7%, compared to $27.0 million or 17.8% for the same period in 1999. The decrease was due to reduced demand in covered yarns, unfavorable changes in product mix consisting of higher volumes of lower margin commodity products and increases in costs for petroleum-based raw materials. Selling and administrative expenses and goodwill amortization for the six months ended June 30, 2000 were $14.8 million or 10.5% of sales, as compared to $13.6 million or 8.9% of sales for the same period in 1999. As a result, operating income was $7.3 million and $13.4 million for the six months ended June 30, 2000 and June 30, 1999, respectively.

      Interest expense for the six months ending June 30, 2000 increased from the corresponding period in 1999 by $.5 million due to higher borrowing costs

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

under the Company's domestic credit facility related to the rising interest rate environment and increased margins payable for domestic borrowings as a result of the Company's financial performance.

      The corporate tax rate in France decreased from 40% to 36.67% effective January 1, 2000 resulting in a $.8 million reduction to the 2000 income tax provision to decrease the deferred tax liability as of the effective date of the change in statutory tax rate. The Company recorded a $2.6 million valuation allowance for deferred tax assets due to uncertainty as to the future benefit of its domestic federal net operating loss for 2000.

      As a result of the above, net loss for the first six months of 2000 was $3.9 million, compared with net income of $2.1 million in the first six months of 1999. Diluted loss per share was $.27 for the 2000 six month period compared with income of $.15 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

      Cash totaled $7.0 million at June 30, 2000, representing a net increase of $1.3 million for the six months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first six months of 2000, $13.1 million was generated from operating activities as a result of net loss, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first six months of 2000, $4.1 million was utilized for the purchase and upgrading of equipment and facilities. The Company anticipates that its capital expenditures during 2000 will approximate $10 million, primarily for the purchase of equipment.

      EBITDA represents operating profit plus depreciation and amortization. While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capacity. EBITDA for the three month periods ended June 30, 2000 and 1999 was $7.5 million and $10.4 million, respectively, and for the six month periods ended June 30, 2000 and 1999 was $15.5 million and $21.2 million, respectively. Depreciation and amortization for the three month periods ended June 30, 2000 and 1999 was $4.2 million and $3.8 million, respectively, and for the six month periods ended June 30, 2000 and 1999 was $8.2 million and $7.7 million, respectively.

      Working capital was $65.6 million at June 30, 2000 and $47.4 million at December 31, 1999, reflecting an increase of $18.2 million and current ratios of
2.5 and 1.7 at June 30, 2000 and December 31, 1999.

      The Company's domestic revolving credit facility as of June 30, 2000, which was terminated on July 25, 2000, provided for revolving credit borrowings in an aggregate principal amount of up to $25.0 million. Loans under the

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

revolving credit facility bore interest at rates based upon a base rate (the higher of the Bank of America, N.A. prime rate or the Federal Funds rate), certificates of deposit rates or Eurodollar rates, in each case plus an applicable margin. Loans under the revolving credit facility were guaranteed by all U.S. subsidiaries of the Company and were secured by liens on the accounts receivable and inventory of the Company and its U.S. subsidiaries, 100% of the outstanding capital stock of the Company's U.S. subsidiaries and 65% of the outstanding capital stock of each of the non-U.S. subsidiaries. At June 30, 2000, Worldtex was not in compliance with financial covenants relating to the leverage ratio, interest coverage ratio, and minimum tangible net worth of the domestic credit facility that was terminated on July 25, 2000. The $19.7 million outstanding balance under the domestic credit facility was classified as current installments of long-term debt as of June 30, 2000.

      At June 30, 2000, the Company had indebtedness of $19.7 million and $5.3 million was available for future borrowings under the domestic credit facility. In addition, at such date the Company's foreign subsidiaries had $17.3 million of U.S. dollar equivalent credit availability under bank lines of credit, of which $4.2 million was outstanding as of June 30, 2000. The most restrictive covenant of the Indenture for the Company's 9 5/8% Senior Notes (the "9 5/8% Notes") limits short-term borrowings by the Company's foreign subsidiaries to a total of $15.0 million, excluding certain existing indebtedness.

      On July 25, 2000, the Company and its U.S. subsidiaries, jointly as borrowers, entered into a new domestic credit facility with Bank of America, as agent. The facility provides for revolving credit of up to $40.0 million, with loan availability determined under a "borrowing base" formula derived from Worldtex's domestic accounts receivable and inventory as most recently calculated at the time of the borrowing. In addition, the facility provides for a term loan of $7.5 million, $3.0 million of which was borrowed on July 25, 2000 and $4.5 million is expected to be borrowed before September 15, 2000, upon satisfaction of certain conditions. Loans under the credit facility bear interest at LIBOR or Bank of America's prime rate, as selected by the Company, in each case plus a margin determined based on the ratio of the Company's funded debt to EBITDA. The credit facility requires that the Company comply with certain covenants, including restrictions on incurrence of additional debt and maintenance of certain minimum levels of EBITDA. The term loan is payable in quarterly installments of 5% of the aggregate original term loan amount, commencing January 1, 2001. The term loan is due in full, and the revolving credit facility terminates, on July 25, 2005. The Company's obligations under the facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries, but not assets of its foreign subsidiaries. The Company utilized approximately $20.0 million of new borrowings under the facility to repay its existing domestic credit facility and to pay transaction expenses, and at July 31, 2000, $10.7 million was available for borrowing under the revolving credit facility.

      As a result of the Company's financial results during 2000, the Company cannot predict whether it will have sufficient liquidity to enable it to make the interest payment due December 15, 2000 on the 9 5/8% Notes. The Company's domestic credit facility requires that, after giving effect to the payment of interest on the 9 5/8% Notes, the Company must have additional unused borrowing

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

availability under the facility of not less than $8.0 million. Accordingly, the Company's ability to borrow under the domestic credit facility to make such interest payment may be restricted. As a result, the Company is reviewing various alternatives for restructuring its domestic debt and has engaged the investment banking firm Houlihan Lokey Howard & Zukin to evaluate various strategic alternatives. The Company believes that it has adequate liquidity to continue to meet its other short-term obligations, including trade payables, absent significant changes in the terms of those obligations.

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

FORWARD-LOOKING STATEMENTS

      Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are other than historical facts, are intended to be "forward-looking statements" within the meaning of federal securities laws. Words such as "expects", "believes", "anticipates", "projects", "estimates", "plan", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company. Risks and uncertainties include, but are not limited to, the matters discussed under "Risk Factors to be Considered" in Item 7 of the Company's Annual Report on Form 10-K for 1999, the financial strength of the apparel industry, the level of consumer spending for apparel, changing consumer preferences, the competitive pricing environment within the apparel industry, foreign currency translation, success of new product introductions, and other risk factors. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements, which reflect management's judgment only as of the date hereof. The Company does not intend to update publicly this information to reflect new information, future events or otherwise.

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no significant change in market risk during the first six months of 2000 from that which was reported in the Company's Annual Report on Form 10-K for 1999.

                                 WORLDTEX, INC.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of stockholders on May 24, 2000. At the meeting, the following persons were elected as directors of the Company by the votes indicated below:

NAME                           AUTHORITY FOR     WITHHELD
----                           -------------     --------
Salim M. Ibrahim                 8,862,209     1,611,373
Barry D. Setzer                  8,858,994     1,614,588

      In addition, the terms as directors of the Company of Claude D. Egler, John B. Fraser, Willi Roelli, and John K. Ziegler continued after the annual meeting.

      Also submitted to a vote of the stockholders were certain amendments to the Company's 1992 Stock Incentive Plan. These amendments were adopted by a vote of 6,824,516 shares for, 3,628,829 shares against, 20,237 shares abstaining and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit No.    Description

         27.1           Financial Data Schedule (filed with EDGAR only)

   (b)   Reports on Form 8-K

         During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                WORLDTEX, INC.
                                                (Registrant)


Date: August 14, 2000                           By:  /S/ BARRY D. SETZER
                                                     -------------------
                                                     Barry D. Setzer
                                                     Chairman of the Board,
                                                     President, and Chief
                                                     Executive Officer


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