Form 10-Q
period 2000-09-30
WORLDTEX INC
filed 2000-11-15
CIK 892604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000
Commission file number 1-11438

                                WORLDTEX, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                           56-1789271
   (State or other jurisdiction of                            (I.R.S.Employer
   incorporation or organization)                            Identification No.)

915 Tate Boulevard, S.E., Suite 106, Hickory, North Carolina        28602
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
    ---------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Date                          Class                  Shares Outstanding
-----------------------        ----------------------        -------------------
  November 14, 2000                Common Stock                   14,271,171

                                 WORLDTEX, INC.

                                      INDEX


                                                                     PAGE NUMBER

PART I - Financial Information

      Consolidated  Statements of Operations  (Unaudited)  for the
      Three and Nine Months Ended September 30, 2000 and 1999            1

      Consolidated   Statements  of  Comprehensive  Income  (Loss)
      (Unaudited)  for the Three and Nine Months  Ended  September       1
      30, 2000 and 1999

      Consolidated   Balance   Sheets  at   September   30,   2000
      (Unaudited) and December 31, 1999                                  2

      Consolidated Statements of Cash Flows (Unaudited) for the
      Nine Months Ended September 30, 2000 and 1999                      3

      Notes  to  Consolidated   Condensed   Financial   Statements       4-12
      (Unaudited)

      Management's  Discussion and Analysis of Financial Condition
      and Results of Operations                                          13-18

PART II - Other Information                                              19

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                    UNAUDITED

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      2000        1999        2000       1999
                                      ----        ----        ----       ----
Net sales                           $56,339      69,721     197,882     221,345
Costs of goods sold                  48,507      59,254     167,860     183,217
                                    -------     -------    --------    --------

   Gross profit                       7,832      10,467      30,022      38,128
Selling & administrative expense      6,327       5,898      19,636      18,588
Goodwill amortization                   761         719       2,301       2,247
                                    -------     -------     -------     -------

   Operating profit                     744       3,850       8,085      17,293
Interest expense                      5,351       5,007      15,808      14,965
Other income (expense) - net           (146)       (402)       (238)       (387)
                                    --------    --------    --------    --------
   Income (loss) before  income
     taxes                           (4,753)     (1,559)     (7,961)       1,941
Income tax provision (benefit)          204        (847)        899          578
                                     -------    --------    --------    --------
   Income (loss) before
     extraordinary item              (4,957)       (712)     (8,860)       1,363
Extraordinary item, net                (564)          -        (564)           -
                                    --------     -------    --------     -------

       Net income (loss)            $(5,521)       (712)     (9,424)       1,363
                                    ========    ========    ========     =======

Basic and diluted net income
 (loss) per share:
   Income (loss) before             $  (.35)       (.05)       (.62)         .10
extraordinary item
   Extraordinary item, net             (.04)          -        (.04)           -
                                    --------     -------    --------     -------
         Net income (loss)          $  (.39)       (.05)       (.66)         .10
                                    ========     =======    ========     =======

Weighted average shares outstanding:
   Basic                             14,271      14,271      14,271       14,271
                                    =======     =======     =======      =======
   Diluted                           14,271      14,271      14,271       14,271
                                    =======     =======     =======      =======

                                 WORLDTEX, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                    UNAUDITED

                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    2000        1999         2000         1999
                                    ----        ----         ----         ----
Net income (loss)                 $(5,521)       (712)       (9,424)      1,363

Other comprehensive income (loss):

   Foreign translation adjustment  (4,307)      1,748        (7,283)     (8,058)
                                  --------    -------       --------    --------

      Comprehensive income (loss) $(9,828)      1,036       (16,707)     (6,695)
                                  ========    =======       ========    ========

      See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      September 30,   December 31,
                         ASSETS                           2000           1999
                                                          ----           ----
                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                           $ 7,946          5,686
    Accounts and notes receivable, less allowance
      for doubtful accounts of $6,844 in 2000 and
      $6,568 in 1999                                     35,886         39,877
    Inventories                                          52,227         61,817
    Prepaid expenses and other current assets             5,507          5,791
                                                       --------       --------
      Total current assets                              101,566        113,171

Property, plant and equipment - net                     101,449        110,025
Other assets                                              8,424          8,625
Cost in excess of net assets of acquired businesses,
    net of accumulated amortization of $13,403
    in 2000 and $11,546 in 1999                          78,916         82,615
                                                       --------       --------
                                                       $290,355        314,436
                                                       ========       ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                               $  3,543          6,423
   Current installments of long-term debt                 1,331         25,092
   Accounts payable-trade and other liabilities          37,317         33,780
   Income taxes payable                                   1,154            481
                                                       --------       --------
      Total current liabilities                          43,345         65,776

Long-term debt                                          198,840        182,539
Other long-term liabilities                               3,013          3,073
Deferred income taxes                                     9,372         10,556
                                                       --------       --------
      Total liabilities                                 254,570        261,944
                                                       --------       --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock                                            -              -
   Common stock (shares issued of 14,701
     in 2000 and 1999)                                      147            147

   Paid-in capital                                       30,084         30,084
   Retained earnings                                     36,600         46,024
   Accumulated other comprehensive loss                 (28,697)       (21,414)
   Treasury stock, at cost (430 shares in
     2000 and 1999)                                      (2,349)        (2,349)
                                                       --------       --------
      Total stockholders' equity                         35,785         52,492
                                                       --------       --------
                                                       $290,355       $314,436
                                                       ========       ========

      See accompanying notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                          Nine Months Ended
                                                             September 30,
                                                          2000        1999
                                                          ----        ----
 Cash flows from operating activities:
   Net income (loss)                                    $(9,424)      1,363
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation                                         10,162       9,364
    Amortization                                          2,301       2,247
    Provision for losses on accounts receivable             449         480
    Deferred income taxes                                   (34)     (2,305)
    Change in assets and liabilities:
     Accounts and notes receivable                        1,867     (10,278)
     Inventories                                          7,730      (3,534)
     Prepaid expenses and other current assets              203         271
     Accounts payable - trade and other liabilities       4,275      11,453
     Income taxes payable                                   786         532
                                                        -------     -------
     Net cash provided by operating activities           18,315       9,593
                                                        -------     -------
 Cash flows from investing activities:
    Capital expenditures                                 (5,578)    (13,280)
    Other investing activities                               99       1,704
                                                        -------     -------
     Net cash used in investing activities               (5,479)    (11,576)
                                                        -------     -------
 Cash flows from financing activities:
    Borrowings under line of credit arrangements              -         866
    Payments under line of credit arrangements           (2,880)          -
    Borrowings under revolving credit facility          134,265      71,600
    Payments under revolving credit facility           (148,821)    (68,390)
    Borrowings under long-term loans                      7,500           -
    Payments under long-term loans                            -      (1,520)
    Other financing activities                             (185)      3,121
                                                        -------     -------
     Net cash provided by (used in) financing           (10,121)      5,677
     activities                                         -------     -------

 Effects of exchange rate changes on cash                  (455)       (721)
                                                        -------     -------
     Net increase in cash and cash equivalents            2,260       2,973
 Cash and cash equivalents at beginning of period         5,686       6,715
                                                        -------     -------
 Cash and cash equivalents at end of period             $ 7,946       9,688
                                                        =======     =======
 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                           $11,332      10,862
                                                        =======     =======
     Income taxes                                       $   146       2,351
                                                        =======     =======

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

Note 2 - Summary of Significant Accounting Policies

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The major classes of inventory are as follows:

                                                September 30,   December 31,
                                                    2000            1999
                                                    ----            ----
    Raw materials                                $ 16,610          17,836
    Work-in-process                                 5,936          14,035
    Finished goods                                 29,681          29,946
                                                 --------         -------
      Total inventories                          $ 52,227          61,817
                                                 ========         =======

      Property, plant and equipment is recorded at cost and depreciated primarily using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance costs are charged to expense as incurred. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Property, plant and equipment consists of the following:

                                                September 30,   December 31,
                                                    2000            1999
                                                    ----            ----
    Land                                         $  2,699           2,889
    Buildings and leasehold improvements           41,059          42,752
    Machinery and equipment                       113,819         113,180
                                                 --------         -------
                                                  157,577         158,821
    Less accumulated depreciation and              56,128          48,796
    amoritization                                --------         -------
                                                 $101,449         110,025
                                                 ========         =======


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)


Note 3 - Debt Refinancing

      On July 25, 2000, the Company and its U.S. subsidiaries, jointly as borrowers, entered into a new domestic credit facility with Bank of America, as agent. The facility provides for revolving credit of up to $40.0 million, with loan availability determined under a "borrowing base" formula derived from Worldtex's domestic accounts receivable and inventory as most recently calculated at the time of the borrowing. In addition, the facility provides for a term loan of $7.5 million, $3.0 million of which was borrowed on July 25, 2000 and $4.5 million of which was borrowed on September 29, 2000. Loans under the credit facility bear interest payable monthly at LIBOR or Bank of America's prime rate, as selected by the Company, in each case plus a margin determined based on the ratio of the Company's funded debt to EBITDA. The credit facility requires that the Company comply with certain covenants, including restrictions on incurrence of additional debt and maintenance of certain minimum levels of EBITDA. At July 31, 2000, the Company was not in compliance with the minimum EBITDA debt covenant but has subsequently received a waiver of non-compliance from the lender. The term loan is payable in quarterly installments of 5% of the aggregate original term loan amount, commencing January 1, 2001. The term loan is due in full, and the revolving credit facility terminates, on July 25, 2005. The Company's obligations under the facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries.

Note 4 - Extraordinary Item

      On July 25, 2000, the Company and its U.S. subsidiaries entered into a new domestic credit facility with Bank of America as agent. The Company utilized approximately $20.0 million of new borrowings under the facility to repay its existing domestic credit facility and to pay transaction expenses. An extraordinary charge of $.6 million, net of a tax benefit of $.2 million which was fully offset with a valuation allowance for deferred tax assets, was recorded for the early debt extinguishment.

Note 5 - Newly Issued Accounting Guidance

      The SEC has issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended on June 26, 2000, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides SEC guidance on the recognition, presentation and disclosure of revenue in accordance with generally accepted accounting principles in the financial statements. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the current fiscal year. The Company has determined that implementation of the applicable provisions of SAB 101 will not have a material effect on the Company's financial statements and current disclosures.


              Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                             (Dollars in thousands)


      The  Company  plans  to adopt  SFAS No.  133,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, which requires that all derivative instruments be reported as either assets or liabilities in the statement of financial position and measure those instruments at fair value, on January 1, 2001. Derivatives that are not designated as hedges must be adjusted to fair value with the gain or loss recorded in earnings in the period of the change. Derivatives designated as hedges, depending on the intended use of the derivative and the resulting designation, are adjusted to fair value with the gain or loss either recognized in earnings in the period of change together with offsetting gain or loss on the hedged item or recognized in comprehensive income until the hedged item is recognized in earnings. The effect is to immediately reflect in earnings the ineffective portion of the change in fair value. The Company currently has interest rate swap agreements and swap option agreements that currently qualify as hedges. The Company enters into forward exchange contracts as a hedge against accounts payable denominated in foreign currency. Management has determined that implementing SFAS No. 133 will not have a material affect on the Company's results of operations or financial position.

Note 6 - Supplemental Consolidating Financial Information

      Long-term debt includes $175,000 of senior notes that are guaranteed by each of the U.S. subsidiaries of the Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. There are no restrictions on the ability of the guarantor subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each guarantor subsidiary have not been presented because management has determined that they are not material to investors. The following pages include summarized consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries and nonguarantor subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not impact net income as previously reported.


              Notes to consolidated condensed financial statements

                                           WORLDTEX, INC.
                      Note 6 - Supplemental Consolidating Financial Information
                                       (Dollars in thousands)

Consolidating Statements of Operations
Three Months Ended September 30, 2000
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Net sales                      $      -        40,490       18,444        (2,595)        56,339

Cost of goods sold                    -        35,744       15,380        (2,617)        48,507
                               --------     ---------     --------      --------       --------

  Gross profit                        -         4,746        3,064            22          7,832

Selling and administrative        1,688         3,429        1,971             -          7,088
expense                        --------     ---------     --------      --------       --------

  Operating profit (loss)        (1,688)        1,317        1,093            22            744

Interest expense                  5,131           114          106             -          5,351
Intercompany interest
 (income) expense                (2,506)        2,281          225             -              -
Intercompany administrative
 charges                         (1,142)          874          268             -              -
Other income (expense) - net        105            57         (308)            -           (146)
                               --------     ---------     --------      --------       --------
  Income (loss) before
    income taxes                 (3,066)       (1,895)         186            22         (4,753)

Income tax provision
(benefit)                           382          (399)         221             -            204
Extraordinary item, net            (564)            -            -             -           (564)
Equity in earnings (loss) of
subsidiaries                     (1,531)          (35)           -         1,566              -
                               --------     ---------     --------      --------       --------

  Net loss                     $ (5,543)       (1,531)         (35)        1,588         (5,521)
                               ========     =========     ========      ========       ========

Consolidating Statements of
Operations Three Months
Ended September 30, 1999
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Net sales                      $      -        50,624       23,939        (4,842)        69,721

Cost of goods sold                    -        45,059       19,037        (4,842)        59,254
                               --------     ---------     --------      --------       --------

  Gross profit                        -         5,565        4,902             -         10,467

Selling and administrative
expense                             762         3,401        2,454             -          6,617
                               --------     ---------     --------      --------       --------

  Operating profit (loss)          (762)        2,164        2,448             -          3,850

Interest expense                  4,767            69          171             -          5,007
Intercompany interest            (2,349)        2,121          228             -              -
(income) expense
Intercompany administrative        (686)          435          251             -              -
charges
Other income (expense) - net       (753)          382          (31)            -           (402)
                               --------     ---------     --------      --------       --------
  Income (loss) before
    income taxes                 (3,247)          (79)       1,767             -         (1,559)

Income tax provision
(benefit)                        (1,187)           55          285             -           (847)

Equity in earnings of             1,348             -            -        (1,348)             -
subsidiaries                   --------     ---------     --------     ---------       --------

  Net income (loss)            $   (712)         (134)       1,482        (1,348)          (712)
                               ========     =========     ========     =========       ========

                        Notes to consolidated condensed financial statements

                                           WORLDTEX, INC.
                      Note 6 - Supplemental Consolidating Financial Information
                                       (Dollars in thousands)

Consolidating Statements of Operations
Nine Months Ended September 30, 2000
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Net sales                      $      -     141,468         68,918      (12,504)        197,882

Cost of goods sold                    -     124,403         55,931      (12,474)        167,860
                               --------     -------        -------     --------        --------

  Gross profit                        -      17,065         12,987          (30)         30,022

Selling and administrative
expense                           4,121      10,782          7,034            -          21,937
                               --------     -------        -------     --------        --------

  Operating profit (loss)        (4,121)      6,283          5,953          (30)          8,085

Interest expense                 15,055         312            441            -          15,808
Intercompany interest
(income) expense                 (7,676)      7,034            642            -               -
Intercompany administrative
charges                          (3,077)      2,290            787            -               -
Other income (expense) - net        134         216           (588)           -            (238)
                               --------     -------        -------     --------        --------
 Income (loss) before
   income taxes                  (8,289)     (3,137)         3,495          (30)         (7,961)

Income tax provision
(benefit)                         1,431        (968)           436            -             899
Extraordinary item, net            (564)          -              -            -            (564)
Equity in earnings of
subsidiaries                        890       3,059              -       (3,949)              -
                               --------     -------        -------     --------        --------

  Net income (loss)            $ (9,394)        890          3,059       (3,979)         (9,424)
                               ========     =======        =======     ========        ========

Consolidating Statements of Operations
Nine Months Ended September 30, 1999
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Net sales                      $      -     156,800         83,469      (18,924)       221,345

Cost of goods sold                    -     135,594         66,547      (18,924)       183,217
                               --------     -------        -------     --------       --------

  Gross profit                        -      21,206         16,922            -         38,128

Selling and administrative
expense                           2,531      10,525          7,779            -         20,835
                               --------     -------        -------     --------       --------

  Operating profit (loss)        (2,531)     10,681          9,143            -         17,293

Interest expense                 13,819         305            841            -         14,965
Intercompany interest
(income) expense                 (7,701)      7,032            669            -              -
Intercompany administrative
charges                          (1,994)      1,242            752            -              -
Other income (expense) - net       (458)        421           (350)           -           (387)
                               --------     -------        -------     --------       --------
  Income (loss) before
    income taxes                 (7,113)      2,523          6,531            -          1,941

Income tax provision
(benefit)                        (2,702)      1,292          1,988            -            578

Equity in earnings of
subsidiaries                      5,774       4,543              -      (10,317)             -
                               --------     -------        -------     --------       --------
  Net income                   $  1,363       5,774          4,543      (10,317)         1,363
                               ========     =======        =======     ========       ========

                        Notes to consolidated condensed financial statements

                                           WORLDTEX, INC.
                      Note 6 - Supplemental Consolidating Financial Information
                                       (Dollars in thousands)

Consolidating Balance Sheet
September 30, 2000
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Assets
Current assets
  Cash and cash equivalents    $  2,448      (2,448)         7,946            -          7,946
  Accounts and notes
    receivable, net                 247       16,980        18,659            -         35,886
  Inventories                         -       34,686        18,011         (470)        52,227
  Prepaid expenses and other
   current assets                 4,805          190           512            -          5,507
                               --------      -------       -------     --------       --------
    Total current assets          7,500       49,408        45,128         (470)       101,566

Property, plant and
equipment, net                    6,061       54,205        41,220          (37)       101,449
Other assets                      7,560          170           694            -          8,424
Cost in excess of net assets
  of acquired businesses, net         -       62,470        16,446            -         78,916
Intercompany investments        107,929       98,236             -     (206,165)             -
Intercompany advances           139,323            -             -     (139,323)             -
                               --------      -------       -------     --------       --------
                               $268,373      264,489       103,488     (345,995)       290,355
                               ========      =======       =======     ========       ========
Liabilities and stockholders'
  equity
Current liabilities
  Short-term borrowings        $      -            -         3,543            -          3,543
  Current installments of
    long-term debt                1,125            -           206            -          1,331
 Accounts payable-trade and
   other liabilities             12,238       12,144        12,935            -         37,317
 Income taxes payable
  (refundable)                    1,462       (1,672)        1,364            -          1,154
   Total current liabilities     14,825       10,472        18,048            -         43,345

Long-term debt                  191,678        6,000         1,162            -        198,840
Other long-term liabilities       2,547            -           466            -          3,013
Deferred income taxes            (5,668)       6,807         8,233            -          9,372
Intercompany payables                 -      133,283         6,040     (139,323)             -
                               --------      -------       -------     --------       --------
    Total liabilities           203,382      156,562        33,949     (139,323)       254,570
                               --------      -------       -------     --------       --------
Stockholders' equity
  Preferred stock                     -            -             -            -              -
  Common stock                      147            -        37,720      (37,720)           147
  Paid-in capital                30,084       38,793             -      (38,793)        30,084
  Retained earnings              37,109       69,134        60,516     (130,159)        36,600
  Accumulated other
   comprehensive loss                 -            -       (28,697)                    (28,697)
 Less-treasury stock,
  at cost                        (2,349)           -             -            -         (2,349)
                               --------      -------       -------     --------       --------
   Total stockholders'
     equity                      64,991      107,927        69,539     (206,672)        35,785
                               --------      -------       -------     --------       --------
                               $268,373      264,489       103,488     (345,995)       290,355
                               ========      =======       =======     =========      ========

                        Notes to consolidated condensed financial statements

                                           WORLDTEX, INC.
                      Note 6 - Supplemental Consolidating Financial Information
                                       (Dollars in thousands)

Consolidating Balance Sheet
December 31, 1999
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Assets
Current assets
  Cash and cash equivalents     $ 1,769      (1,769)       5,686              -           5,686
  Accounts and notes                315      18,173       21,389              -          39,877
  receivable, net
  Inventories                         -      40,719       21,535           (437)         61,817
  Prepaid expenses and other
  current assets                  4,200         666          925              -           5,791
                                -------     -------      --------       -------        --------
   Total current assets           6,284      57,789       49,535           (437)        113,171

Property, plant and equipment,
net                               5,160      57,366       47,540            (41)        110,025
Other assets                      7,499         312          814              -           8,625
Cost in excess of net assets
  of acquired businesses, net         -      64,364       18,251              -          82,615
Intercompany investments        107,038      95,177            -       (202,215)              -
Intercompany advances           154,811           -            -       (154,811)              -
                               --------    --------     --------       --------        --------
                               $280,792     275,008      116,140       (357,504)        314,436
                               ========    ========     ========       ========        ========
Liabilities and stockholders'
equity
Current liabilities
 Short-term borrowings         $     -            -        6,423              -           6,423
 Current installments of        24,860            -          232              -          25,092
  long-term debt
 Accounts payable-trade and      8,246       10,393       15,141              -          33,780
  other liabilities
 Income taxes payable            1,230          682            -            481          (1,431)
                              --------     --------     --------       --------        --------
  Total current liabilities     34,336        8,962       22,478              -          65,776

Long-term debt                 175,000        6,000        1,539              -         182,539
Other long-term liabilities      2,550            -          523              -           3,073
Deferred income taxes           (5,479)       6,155        9,880              -          10,556
Intercompany payables                -      146,854        7,957       (154,811)              -
                              --------     --------     --------       --------        --------
   Total liabilities           206,407      167,971       42,377       (154,811)        261,944
                              --------     --------     --------       --------        --------

Stockholders' equity
  Common stock                     147            -       37,720        (37,720)            147
  Paid-in capital               30,084       38,793            -        (38,793)         30,084
  Retained earnings             46,503       68,244       57,457       (126,180)         46,024

  Accumulated other
  comprehensive loss                 -            -      (21,414)             -         (21,414)
  Less-treasury stock,
    at cost                     (2,349)           -            -              -          (2,349)
                              --------     --------     --------       --------        --------
  Total stockholders' equity    74,385      107,037       73,763       (202,693)         52,492
                              --------     --------     --------       --------        --------
                              $280,792      275,008      116,140       (357,504)        314,436
                              ========     ========     ========       ========        ========

             Notes to consolidated condensed financial statements

                                       WORLDTEX, INC.
             Note 6 - Supplemental Consolidating Financial Information
                                 (Dollars in thousands)

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2000
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Cash flows from operating
  activities:
Net income (loss)              $(9,394)         890      3,059           (3,979)    (9,424)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
    Undistributed earnings of
       subsidiaries                (890)     (3,059)          -            3,949          -
    Depreciation and
       amortization                 910       7,111       4,442                -     12,463
    Provision for losses on
    accounts
        receivable                    -         219          230               -        449
    Deferred income taxes          (191)        653         (496)              -        (34)
    Change in assets and
      liabilities:
       Accounts and notes
         receivable                   69        974          824               -      1,867
       Inventories                     -      6,040        1,660              30      7,730
       Prepaid expenses and
         other current assets       (606)       477          332               -        203
     Accounts payable - trade
       and other liabilities       3,993      1,751       (1,469)              -      4,275
     Income taxes payable            233       (241)         794               -        786
                                 -------    -------      -------        --------    -------
       Net cash provided by
     (used                        (5,876)    14,815        9,376               -     18,315
                                 --------   -------      -------        --------    -------
     in)
     operating activities

Cash flows from investing
 activities:
    Capital expenditures          (1,818)    (2,058)      (1,702)              -     (5,578)
    Other investing activities       (62)       142           19               -         99
                                 --------   -------      -------         -------    -------
      Net cash used in            (1,880)    (1,916)      (1,683)              -     (5,479)
      investing activities       --------   --------     --------        -------    -------

Cash flows from financing
 activities:
    Payments under line of
    credit arrangements                -          -       (2,880)              -     (2,880)
    Borrowings under
    revolving credit  facility    134,265         -            -               -    134,265
    Payments under revolving     (148,821)        -            -               -   (148,821)
      credit facility
    Borrowing under long-term       7,500         -            -               -      7,500
      loans
    Advances (repayments) -
    affiliated    companies        15,277    (13,578)    (1,699)               -          -
    Other financing activities          -          -       (185)               -       (185)
                                 --------    -------    -------          -------    -------
     Net cash provided by
    (used in) financing             8,221    (13,578)    (4,764)               -    (10,121)
    activities                   --------    -------    -------          -------    -------

Effects of exchange rate              214          -       (669)               -       (455)
                                 --------    -------    --------         -------    --------
changes in cash
      Net increase (decrease)         679       (679)     2,260                -      2,260
in cash
Cash at beginning of period         1,769     (1,769)     5,686                -      5,686
                                 --------    -------    -------          -------    --------
Cash at end of period            $  2,448     (2,448)     7,946                -      7,946
                                 ========    ========   =======          =======    ========

              Notes to consolidated condensed financial statements

                                     WORLDTEX, INC.
              Note 6 - Supplemental Consolidating Financial Information
                                  (Dollars in thousands)

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 1999
                                           Guarantor    Non-guarantor
                               Worldtex,    Domestic       Foreign
                               Inc.       Subsidiaries  Subsidiaries   Elimination   Consolidated
                               ---------  ------------  -------------  -----------   ------------
Cash flows from operating
 activities:
Net income                       $ 1,363      5,774      4,543     (10,317)     1,363
Adjustments to reconcile net
income to net
  cash provided by (used in)
operating
   activities:
    Undistributed earnings of     (5,774)    (4,543)         -     10,317          -
subsidiaries
    Depreciation and                  21      7,270      4,320          -     11,611
amortization
    Provision for losses on
    accounts
        receivable                     -        166        314          -        480
    Deferred income taxes         (2,965)       968       (308)         -     (2,305)
    Change in assets and
liabilities:
       Accounts and notes           (204)    (9,058)    (1,016)         -    (10,278)
receivable
       Inventories                     -     (4,434)       900          -     (3,534)
       Prepaid expenses and
      other current
          assets                    (243)        19        495          -        271
     Accounts payable - trade
      and other liabilities        5,403      5,587        463          -     11,453
     Income taxes payable             47        493         (8)                  532
                                 -------    -------    --------   -------    -------
      Net cash provided by
     (used in) operating
     activities                   (2,352)     2,242      9,703          -      9,593
                                 --------   -------    -------    -------    -------

Cash flows from investing activities:
    Capital expenditures          (3,593)    (5,862)    (3,825)         -    (13,280)
    Acquisitions, net of cash     (4,080)         -          -      4,080          -
     acquired
    Other investing activities      (371)     1,792        283          -      1,704
                                 --------   -------    -------    -------    -------
     Net cash used in             (8,044)    (4,070)    (3,542)     4,080    (11,576)
     investing activities        --------   -------    -------    -------    --------

Cash flows from financing activities:
    Borrowings under line of
    credit    arrangements             -          -        866          -        866
    Borrowings under
    revolving credit  facility    71,600          -          -          -     71,600
    Payments under revolving     (68,390)         -          -          -    (68,390)
     credit facility
    Payments under long-term           -          -     (1,520)         -     (1,520)
     loans
    Advances (repayments) -
    affiliated companies           2,343      1,907     (3,583)      (667)         -
    Other financing activities     2,247          -      3,878     (3,004)     3,121
                                 -------    -------    -------    --------   -------
     Net cash provided by
    (used in) financing            7,800      1,907       (359)    (3,671)     5,677
    activities                   -------    -------    --------   --------   -------
Effects of exchange rate               -          -       (312)      (409)      (712)
changes in cash                  -------    -------    --------   --------   --------

   Net increase (decrease)        (2,596)        79      5,490          -      2,973
     in cash
Cash at beginning of period        2,596         14      4,105          -      6,715
                                 -------    -------    -------    -------    -------
Cash at end of period            $     -         93      9,595          -      9,688
                                 =======    =======    =======    =======    =======

                  Notes to consolidated condensed financial statements

                                 WORLDTEX, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following table sets forth the percentages which certain income and expense items bear to net sales:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                 2000        1999         2000        1999
                                 ----        ----         ----        ----

Net sales                       100.0%       100.0%      100.0%       100.0%
                                ------       ------      ------       ------

Gross margin                     13.9%        15.0%       15.2%        17.2%
                                ------       ------      ------       ------

Selling & administrative
  expense                        11.2%         8.6%        9.9%         8.3%
Goodwill amortization             1.5%          .9%        1.2%         1.1%
                               -------      -------     -------      -------

Operating profit                  1.2%         5.5%        4.1%         7.8%

Interest expense                  9.6%         7.2%        8.0%         6.8%

Other income (expense) - net      (.1%)        (.6%)       (.1%)        (.1%)
                               --------     --------    --------     --------

Income (loss) before income
taxes                            (8.5%)       (2.3%)      (4.0%)         .9%
                                =======      =======     =======      ======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

      For the quarter ended September 30, 2000, sales decreased by $13.4 million or 19.2% to $56.3 million, compared with $69.7 million in the 1999 quarter. In general, sales decreases were attributable to lower unit volume and pricing, an unfavorable change in product mix, reduced demand in covered yarns and currency issues in Europe and South America. Total sales of narrow elastic fabrics were $26.5 million in the current quarter compared with $30.8 million in the prior year quarter, a decline of 14.0%. Covered elastic yarn sales were $29.8 million for the quarter compared with $38.9 million in the prior year quarter, a decline of 23.4%. These declines were due primarily to a reduction in pantyhose demand, softness in demand for intimate apparel and continued currency issues in Europe.

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Gross profit for the three months ended September 30, 2000 was $7.8 million or 13.9%, compared to $10.5 million or 15.0% for the same period in 1999. The decrease was due to reduced sales and unfavorable changes in product mix consisting of higher volumes of lower margin commodity products. Selling and administrative expenses and goodwill amortization for the three months ended September 30, 2000 were $7.1 million or 12.7% of sales, as compared to $6.6 million or 9.5% of sales for the same period in 1999. The increase primarily relates to professional fees for management information system implementation and for investment banking services. As a result, operating income was $.7 million and $3.9 million for the three months ended September 30, 2000 and 1999, respectively.

      Other income and expense, net, for the quarter was an expense of $.1 million, compared with an expense of $.4 million in the prior year quarter, a decrease of $.3 million. The net expense in 2000 and 1999 relate principally to currency losses.

      Interest expense for the three months ended September 30, 2000 increased from the corresponding period in 1999 by $.4 million due to higher borrowing costs under the Company's new domestic credit facility.

      On July 25, 2000, the Company and its U.S. subsidiaries entered into a new domestic credit facility with Bank of America as agent. The Company utilized approximately $20.0 million of new borrowings under the facility to repay its existing domestic credit facility and to pay transaction expenses. An extraordinary charge of $.6 million, net of a tax benefit of $.2 million which was fully offset with a valuation allowance for deferred tax assets, was recorded for the early debt extinguishment.

      The Company recorded a $1.8 million valuation allowance in the 2000 quarter for deferred tax assets due to uncertainty as to the future benefit of its domestic federal net operating loss for 2000.

      As a result of the above, net loss for the quarter was $5.5 million compared with $.7 million in the prior year quarter. Diluted loss per share was $.39 for the 2000 three-month period compared with $.05 per share in 1999.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

      For the nine months ended September 30, 2000, sales decreased by $23.4 million or 10.6%, compared to the nine months ended September 30, 1999. In general, sales decreases were attributable to lower unit volume and pricing, an unfavorable change in product mix, reduced demand in covered yarns and currency issues in Europe and South America. Sales of narrow elastic fabrics were $91.8 million for the nine months ended September 30, 2000, compared to $94.2 million for the same period of 1999, a decrease of 2.5%. Covered elastic yarn revenues were $106.1 million for the nine months ended September 30, 2000, which were 16.5% below revenues of $127.1 million for the same period in 1999. These declines were due primarily to reduced pantyhose demand, softness in demand for intimate apparel and continued currency issues in Europe.

      Gross profit for the nine months ended September 30, 2000 was $30.0 million or 15.2%, compared to $38.1 million or 17.2% for the same period in 1999. The decrease was due to reduced demand in covered yarns, unfavorable changes in product mix consisting of higher volumes of lower margin commodity products and increases in costs for petroleum-based raw materials. Selling and administrative expenses and goodwill amortization for the nine months ended September 30, 2000 were $21.9 million or 11.1% of sales, as compared to $20.8 million or 9.4% of sales for the same period in 1999. As a result, operating

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



income was $8.1 million and $17.3 million for the nine months ended September 30, 2000 and 1999, respectively.

      Interest expense for the nine months ending September 30, 2000 increased from the corresponding period in 1999 by $.8 million due to higher borrowing costs under the Company's new domestic credit facility and higher costs under its prior facility related to the rising interest rate environment and increased basis point margins payable for domestic borrowings as a result of the Company's financial performance.

      The corporate tax rate in France decreased from 40% to 36.67% effective January 1, 2000 resulting in a $.8 million reduction to the 2000 income tax provision to decrease the deferred tax liability as of the effective date of the change in statutory tax rate. The Company recorded a $4.4 million valuation allowance for deferred tax assets due to uncertainty as to the future benefit of its domestic federal net operating loss for 2000.

      As a result of the above, net loss for the first nine months of 2000 was $9.4 million, compared with net income of $1.4 million in the first nine months of 1999. Diluted loss per share was $.66 for the 2000 nine month period compared with income of $.10 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company meets both its long-term and short-term liquidity needs through internally generated funds and outside borrowings.

      Cash totaled $7.9 million at September 30, 2000, representing a net increase of $2.2 million for the nine months then ended. Cash flows from operating activities and from financing activities are the principal indicators of the Company's liquidity. During the first nine months of 2000, $18.3 million was generated from operating activities as a result of the net loss, adjusted for the effects of depreciation and amortization and changes in the balances of receivables, payables, inventories and prepaid expenses and other current assets. During the first nine months of 2000, $5.6 million was utilized for the purchase and upgrading of equipment and facilities. The Company anticipates that its capital expenditures during 2000 will approximate $8 million, primarily for the purchase of equipment.

      EBITDA represents operating profit plus depreciation and amortization (excludes 1999 one-time severance costs associated with the relocation of the Company's Canadian conventional covered yarn manufacturing operation.) While EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities, it is presented to provide additional information relating to the Company's debt service capacity. EBITDA for the three-month periods ended September 30, 2000 and 1999 was $5.0 million and $8.0

                                WORLDTEX, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



million, respectively, and for the nine-month periods ended September 30, 2000 and 1999 was $20.5 million and $29.1 million, respectively. Depreciation and amortization for the three-month periods ended September 30, 2000 and 1999 was $4.3 million and $3.9 million, respectively, and for the nine-month periods ended September 30, 2000 and 1999 was $12.5 million and $11.6 million, respectively.

      Working capital was $58.3 million at September 30, 2000 and $47.4 million at December 31, 1999, reflecting an increase of $10.9 million and current ratios of 2.3 and 1.7 at September 30, 2000 and December 31, 1999.

      On July 25, 2000, the Company and its U.S. subsidiaries, jointly as borrowers, entered into a new domestic credit facility with Bank of America, as agent. The facility provides for revolving credit of up to $40.0 million, with loan availability determined under a "borrowing base" formula derived from Worldtex's domestic accounts receivable and inventory as most recently calculated at the time of the borrowing. In addition, the facility provides for a term loan of $7.5 million, $3.0 million of which was borrowed on July 25, 2000 and $4.5 million of which was borrowed on September 29, 2000. Loans under the credit facility bear interest at LIBOR or Bank of America's prime rate, as selected by the Company, in each case plus a margin determined based on the ratio of the Company's funded debt to EBITDA. The credit facility requires that the Company comply with certain covenants, including restrictions on incurrence of additional debt and maintenance of certain minimum levels of EBITDA. At July 31, 2000, the Company was not in compliance with the minimum EBITDA debt covenant but has subsequently received a waiver of non-compliance from the lender. The term loan is payable in quarterly installments of 5% of the aggregate original term loan amount, commencing January 1, 2001. The term loan is due in full, and the revolving credit facility terminates, on July 25, 2005. The Company's obligations under the facility are secured by substantially all of the assets of the Company and its U.S. subsidiaries, but not assets of its foreign subsidiaries. The Company utilized approximately $20.0 million of new borrowings under the facility to repay its existing domestic credit facility and to pay transaction expenses, and at September 30, 2000, $15.0 million was available for borrowing under the revolving credit facility.

      As a result of the Company's financial results during 2000, the Company cannot predict whether it will have sufficient liquidity to enable it to make the interest payment due December 15, 2000 on the 9 5/8% Senior Notes. The Company's domestic credit facility requires that, after giving effect to the payment of interest on the 9 5/8% Senior Notes, the Company must have additional unused borrowing availability under the facility of not less than $8.0 million. Accordingly, the Company's ability to borrow under the domestic credit facility to make such interest payment may be restricted. However, the Company expects to have adequate short-term liquidity in order to meet the normal operational cash flow needs of its business. The Company is reviewing various alternatives for restructuring its domestic debt and has engaged the investment banking firm Houlihan Lokey Howard & Zukin to assist it. In addition, the Company has entered into discussions with an informal committee of the holders of the 9-5/8% Senior Notes regarding a restructuring of the Company's domestic debt. The Company has been advised that the members of such informal committee represent holders of a majority in principal amount of the 9-5/8% Senior Notes.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no significant change in market risk during the first nine months of 2000 from that which was reported in the Company's Annual Report on Form 10-K for 1999.

                                WORLDTEX, INC.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

      Exhibit No.       Description

      10.1 Loan and Security Agreement, dated as of July 25, 2000, among the lenders named therein, Bank of America, N.A., as the Agent, and the Company and each of its U.S. subsidiaries, as the Borrowers

      27.1              Financial Data Schedule (filed with EDGAR only)

   (b)  Reports on Form 8-K

      During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WORLDTEX, INC.
                                                   (Registrant)


  Date:  November 14, 2000                      By:  /S/ BARRY D. SETZER
                                                     --------------------------
                                                     Barry D. Setzer
                                                     Chairman of the Board
                                                     President, and Chief
                                                     Executive Officer


                                                By:  /S/ MITCHELL R. SETZER
                                                     --------------------------
                                                     Mitchell R. Setzer
                                                     Chairman of the Board
                                                     President, and Chief
                                                     Executive Officer